Form 10-Q
period 1996-12-31
CORNERSTONE PROPANE PARTNERS LP
filed 1997-02-14
CIK 1024338

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                         Commission File Number 1-12499

                       CORNERSTONE PROPANE PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

         Delaware                                        77-0439862
         --------                                        ----------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                     Identification Number)

432 Westridge Drive, California                           95076
-------------------------------                           -----
(Address of principal executive offices)               (Zip Code)

        Registrant's telephone number, including area code (408) 724-1921

                                      NONE
                                      ----
         (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   No   X
                                         --     --
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 1996:

         Cornerstone Propane Partners, L.P. 9,821,000  Common Units
                                            6,597,619  Subordinated Units

                       CORNERSTONE PROPANE PARTNERS, L.P.

                                TABLE OF CONTENTS

                                                                                  PAGES
                                                                                  -----
                          Part I. Financial Information

Item 1.  Financial Statements

         Cornerstone Propane Partners, L.P.

                  Consolidated Balance Sheet as of December 31, 1996                 1

                  Consolidated Statement of Operations from Commencement
                    of Operations (on December 17, 1996) to December 31, 1996        2

                  Consolidated Statement of Cash Flows from Commencement
                    of Operations (on December 17, 1996) to December 31, 1996     3 - 4

                  Consolidated Statement of Partners' Capital from Commencement
                    of Operations (on December 17, 1996) to December 31, 1996        5

                  Notes to Consolidated Financial Statements                      6 - 15

         Cornerstone Propane Partners, L.P. (Pro Forma)

                  Consolidated Statements of Operations for the periods             16
                    July 1, 1996 to December 31, 1996,
                    July 1, 1995 to December 31, 1995,
                    October 1, 1996 to December 31, 1996 and
                    October 1, 1995 to December 31, 1995

                  Notes to Pro Forma Consolidated Financial Information           17 - 18

         SYN Inc. (Predecessor)

                  Consolidated Balance Sheet as of June 30, 1996                  19 - 20

                  Consolidated Statements of Operations for the
                    periods July 1, 1996 to December 16, 1996, August 15, 1995 to December 31, 1995, July 1, 1995 to August 14, 1995,
                    October 1, 1996 to December 16, 1996 and October 1, 1995
                    to December 31, 1995                                             21

                       CORNERSTONE PROPANE PARTNERS, L.P.

                                                                                  PAGES
                                                                                  -----
                    Part I. Financial Information (Continued)

         SYN Inc. (Predecessor) (Continued)

                  Consolidated Statements of Cash Flows for the                   22 - 23
                    the periods July 1, 1996 to December 16, 1996,
                    August 15, 1995 to December 31, 1995, and
                    July 1, 1995 to August 14, 1995

                  Notes to Consolidated Financial Statements                      24 - 25

         Empire Energy Corporation (Predecessor)

                  Consolidated Balance Sheet as of June 30, 1996                  26 - 27

                  Consolidated Statements of Operations for the                      28
                    periods July 1, 1996 to December 16, 1996, July 1, 1995
                    to December 31, 1995, October 1, 1996 to December 16, 1996,
                    and October 1, 1995 to December 31, 1995

                  Consolidated Statements of Cash Flows for the                   29 - 30
                    periods July 1, 1996 to December 16, 1996 and July 1, 1995 to December 31, 1995

                  Notes to Consolidated Financial Statements                      31 - 34

         CGI Holdings, Inc. (Predecessor)

                  Consolidated Balance Sheet as of July 31, 1996                  35 - 36

                  Consolidated Statements of Operations for the                      37
                    periods August 1, 1996 to December 16, 1996, August 1,
                    1995 to December 31, 1995, November 1, 1996 to December
                    16, 1996 and November 1, 1995 to December 31, 1995

                  Consolidated Statements of Cash Flows for the                   38 - 39
                    periods August 1, 1996 to December 16, 1996 and
                    August 1, 1995 to December 31, 1995

                       CORNERSTONE PROPANE PARTNERS, L.P.

                                                                                  PAGES
                                                                                  -----

                  Notes to Consolidated Financial Statements                      40 - 41

Item 2.  Management's Discussion and Analysis of Financial Condition              42 - 67
           and Results of Operations of Cornerstone Propane Partners, L.P.,
           SYN Inc., Empire Energy Corporation, and CGI Holdings, Inc.

                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K                                          68

Signature                                                                            69

                       CORNERSTONE PROPANE PARTNERS, L.P.

                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)
                                   (unaudited)


                                                                                   December 31,
                                                                                       1996
                                                                                     --------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                          $ 24,050
  Trade receivables                                                                    76,204
  Inventories                                                                          31,328
  Prepayments and other current assets                                                  2,942
                                                                                     --------
     Total current assets                                                             134,524
                                                                                     --------

Property, plant and equipment, net of accumulated depreciation of $350                243,004
Excess of cost over fair value, net                                                   193,802
Other assets, net                                                                       5,810
Deferred costs                                                                          5,446
                                                                                     --------

     Total assets                                                                    $582,586
                                                                                     ========

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Current portion of long-term debt                                                  $    674
  Trade accounts payable                                                               82,856
  Accrued liabilities                                                                  10,084
                                                                                     --------
     Total current liabilities                                                         93,614
                                                                                     --------

Notes payable                                                                         220,000
Long-term debt                                                                         10,445
Notes payable related party                                                             2,074
Other non-current liabilities                                                          22,590
                                                                                     --------
     Total liabilities                                                                348,723
                                                                                     --------

COMMITMENTS AND CONTINGENCIES (Note 6)

PARTNERS' CAPITAL
  Common unitholders                                                                  137,090
  Subordinated unitholders                                                             92,096
  General partners                                                                      4,677
                                                                                     --------
     Total partners' capital                                                          233,863

     Total liabilities and partners' capital                                         $582,586
                                                                                     ========




   The accompanying notes are an integral part of these consolidated financial statements.

                       CORNERSTONE PROPANE PARTNERS, L.P.


                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (Dollars in thousands, except per Unit data)
                                   (unaudited)

                                            From Commencement
                                              of Operations
                                          (on December 17, 1996)
                                           to December 31, 1996
                                           --------------------
REVENUE                                           $ 40,370
COST OF SALES                                       31,341
                                                  --------

GROSS PROFIT                                         9,029
                                                  --------
EXPENSES
  Operating                                          3,798
  General and administrative                           580
  Depreciation and amortization                        575
                                                  --------
                                                     4,953
                                                  --------

OPERATING INCOME                                     4,076
INTEREST EXPENSE                                      (778)
                                                  --------
INCOME BEFORE INCOME TAXES                           3,298
INCOME TAXES                                             5
                                                  --------
NET INCOME                                        $  3,293
                                                  ========

General partners' interest in net income          $     66
                                                  --------
Limited partner's interest in net income          $  3,227
                                                  --------
Net income per Unit                               $   0.20
                                                  --------
Weighted average number of Units outstanding        16,513
                                                  ========





   The accompanying notes are an integral part of these consolidated financial statements.

                       CORNERSTONE PROPANE PARTNERS, L.P.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)
                                  (unaudited)

                                                                From Commencement
                                                                  of Operations
                                                              (on December 17, 1996)
                                                               to December 31, 1996
                                                               --------------------
CASH FLOWS FROM (USED FOR) OPERATING ACTIVITIES:
  Net income                                                       $   3,293
  Adjustments to reconcile net income to net cash
    provided by (used for) operating activities:
      Depreciation and amortization                                      575
      Changes in assets and liabilities, net
      of acquisitions:
        Trade receivables                                              2,275
        Inventories                                                   (5,035)
        Prepayments and other current assets                            (202)
      Deferred costs and other assets                                     20
      Trade accounts payable                                           3,710
        Accrued liabilities                                             (197)
        Other non-current liabilities                                     50
                                                                   ---------
      Net cash provided by operating activities                        4,489
                                                                   ---------

CASH FLOWS FROM (USED FOR) INVESTING ACTIVITIES:
  Expenditures for property, plant and equipment                        (504)
                                                                   ---------
    Net cash used for investing activities                              (504)
                                                                   ---------
CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES:
    Net repayments on Working Capital Facility                        (2,355)
                                                                   ---------
    Net cash used for financing activities                            (2,355)
                                                                   ---------
PARTNERSHIP FORMATION TRANSACTIONS:
  Net proceeds from issuance of Common and Subordinated Units        191,804
  Borrowings on Working Capital Facility                              12,800
  Issuance of long-term debt                                         220,000
  Cash transfers from Predecessor Companies                           22,418
  Repayment of long-term debt and related interest                  (337,631)
  Distribution to Special General Partner for the redemption
    of preferred stock                                               (61,196)
  Distribution to Special General Partner                            (15,500)
  Other fees and expenses                                            (10,277)
                                                                   ---------
    Net cash provided by partnership formation transactions           22,418
                                                                   ---------

Cash and cash equivalents increase                                 $  24,048
                                                                   =========

CASH AND CASH EQUIVALENTS:
  End of period                                                    $  24,050
  Beginning of period                                                      2
                                                                   ---------
    Increase                                                       $  24,048
                                                                   =========

        The accompanying notes are an integral part of these consolidated financial statements.

                       CORNERSTONE PROPANE PARTNERS, L.P.

                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                    (Dollars in thousands, except Unit data)
                                   (unaudited)


                                         Number of limited
                                            partner Units                                                    Total
                                       ------------------------                               General      partners'
                                        Common     Subordinated    Common     Subordinated    partners      capital
                                       ---------  -------------    -------    ------------    --------    ----------
Balance at Commencement of
  Operations (on December 17, 1996)       -           -             $     -       $      -      $    -     $     -

  Contributions of net assets of
     predecessor companies and
     issuance of Common Units          9,821,000   6,597,619        135,160         90,799                   225,959

  Issuance of 2% interest for
    general partners contribution                                                                   4,611       4,611

  Net income                                                          1,930          1,297             66       3,293
                                       ---------   ---------      ---------      ---------      ---------   ---------

Balance December 31, 1996              9,821,000   6,597,619      $ 137,090      $  92,096      $   4,677   $ 233,863
                                       =========   =========      =========      =========      =========   =========






       The accompanying notes are an integral part of these consolidated financial statements.

                       CORNERSTONE PROPANE PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                    (Dollars in thousands, except Unit data)
                                   (unaudited)


 1.   Partnership Organization and Formation

     Cornerstone Propane Partners, L.P. ("Cornerstone Partners") was formed on October 7, 1996 as a Delaware limited partnership. Cornerstone Partners and its subsidiary Cornerstone Propane, L.P., a Delaware limited partnership (the "Operating Partnership"), were formed to acquire, own and operate substantially all of the propane businesses and assets of SYN Inc. and its subsidiaries ("Synergy"), Empire Energy Corporation and its subsidiaries ("Empire"), Myers Propane Gas Company ("Myers") and CGI Holdings, Inc. and its subsidiaries ("Coast"). The principal predecessor entities, Synergy, Empire and Coast are collectively referred to herein as the "Predecessor Companies." The consolidated financial statements include the accounts of Cornerstone Partners, the Operating Partnership and its corporate subsidiary Cornerstone Sales & Service Corporation, a Delaware corporation, collectively referred to herein as the Partnership. The Operating Partnership is, and the Predecessor Companies were, principally engaged in
     (i) the retail marketing and distribution of propane for residential, commercial, industrial, agricultural and other retail uses, (ii) the wholesale marketing and distribution of propane and natural gas liquids to the retail propane industry, the chemical and petrochemical industries and other commercial and agricultural markets, (iii) the repair and maintenance of propane heating systems and appliances and (iv) the sale of propane-related supplies, appliances and other equipment. Pursuant to a Contribution, Conveyance and Assumption Agreement dated as of December 17, 1996, substantially all of the assets and liabilities of the Predecessor Companies were contributed to the Operating Partnership (the "Conveyance"). As a result of the Conveyance, Cornerstone Propane GP, Inc., a Delaware corporation and the managing general partner of Cornerstone Partners (the "Managing General Partner") and SYN Inc., a Delaware corporation and the special general partner (the "Special General Partner") received all of the interests in the Operating Partnership, and the Operating Partnership received substantially all of the assets and assumed substantially all of the liabilities of the Predecessor Companies. Immediately after the Conveyance, and in accordance with the Amended and Restated Agreement of Limited Partnership of Cornerstone Partners (the "Partnership Agreement"), the Managing General Partner and the Special General Partner conveyed their limited partner interests in the Operating Partnership to Cornerstone Partners in exchange for a 2% interest of Cornerstone Partners.

     Following these transactions, on December 17, 1996, Cornerstone Partners completed its initial public offering through underwriters of 9,821,000 Common Units (the "IPO") at a price to the public of $21.00 a unit. The net proceeds of approximately $191,804 from the IPO, the proceeds from the issuance of $220,000 aggregate principal amount of the Operating Partnership's 7.53% first mortgage notes, and $12,800 borrowings under the Working Capital Facility (as described in Note 3) were used to repay $414,327 in liabilities assumed by the Operating Partnership (including $141,799 paid to affiliates of the Managing General Partner) that were in large part incurred in connection with the transactions entered into prior to the offering. A portion of the funds were distributed to the Special

                       CORNERSTONE PROPANE PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                    (Dollars in thousands, except Unit data)
                                   (unaudited)

     General Partner to redeem its preferred stock ($61,196) and to provide net worth to the Special General Partner ($15,500). The balance ($10,277) was used to pay expenses.

     Partners' capital of limited partners consists of 9,821,000 Common Units and 6,597,619 Subordinated Units, representing an aggregate 58.6% and 39.4% limited partner interest in Cornerstone Partners, respectively. Partners' capital of general partners consists of a 2% interest in the Partnership.

     During the Subordination Period (see Note 5), the Partnership may issue up to 4,270,000 additional Parity Units (generally defined as Common Units and all other Units having rights to distribution or in liquidation ranking on a parity with the Common Units), excluding Common Units issued in connection with (i) employee benefit plans and (ii) the conversion of Subordinated Units into Common Units, without the approval of a majority of the Unitholders (see Note 5). The Partnership may issue an unlimited number of additional Parity Units without Unitholder approval if such issuance occurs in connection with acquisitions, including, in certain circumstances, the repayment of debt incurred in connection with an acquisition. In addition, under certain conditions the Partnership may issue without Unitholder approval an unlimited number of parity securities for the repayment of up to $75,000 of long-term indebtedness of the Partnership. After the Subordination Period, the Managing General Partner may cause the Partnership to issue an unlimited number of additional limited partner interests and other equity securities of the Partnership for such consideration and on such terms and conditions as shall be established by the General Partner in its sole discretion.

     Cornerstone Partners and the Operating Partnership have no employees. The Managing General Partner conducts, directs and manages all activities of Cornerstone Partners and the Operating Partnership and is reimbursed on a monthly basis for all direct and indirect expenses it incurs on their behalf.


 2.  Basis of Presentation and Summary of Significant Accounting Policies

     Nature of Operations. The Partnership is the fifth largest retail marketer of propane in the United States in terms of volume, serving more than 360,000 residential, commercial, industrial and agricultural customers from 312 customer service centers in 26 states. The Partnership was recently formed to own and operate the propane business and assets of Synergy, Empire, Myers and Coast. The Partnership's operations are concentrated in the east coast, south-central and west coast regions of the United States.

                       CORNERSTONE PROPANE PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                    (Dollars in thousands, except Unit data)
                                   (unaudited)

     Basis of Presentation. The consolidated financial statements include the accounts of the Predecessor Companies and Myers. Historical financial statements of Myers have not been separately presented based on the Partnership's belief that the separate inclusion of Myers does not have a material effect on the consolidated financial statements of the Partnership. The acquisitions of the Predecessor Companies are accounted for as purchase business combinations based on management's best estimate. All purchase price allocations for the acquisition of the Predecessor Companies are preliminary in nature and are subject to change within the twelve months following the acquisitions based on refinements as actual data becomes available. All significant inter-company transactions and accounts have been eliminated. The accompanying consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. They include all adjustments which the Partnership considers necessary for a fair statement of the results for the interim periods presented. Such adjustments consisted only of normal recurring items unless otherwise disclosed. Due to the seasonal nature of the Partnership's propane business, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

     Fiscal Year. The Partnership's fiscal year is July 1 to June 30. Previously, Coast's fiscal year began on August 1 and ended on July 31, while Empire's, Synergy's and Myers' fiscal years began on July 1 and ended on June 30. Because the Partnership commenced operations upon completion of the IPO, the accompanying consolidated statements of operations, cash flows and partners' capital are for the period from commencement of operations on December 17, 1996 to December 31, 1996.

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Futures contracts. The Partnership routinely uses commodity futures contracts to reduce the risk of future price fluctuations for natural gas and LPG inventories and contracts. Gains and losses on futures contracts purchased as hedges are deferred and recognized in cost of sales as a component of the product cost for the related hedged transaction. In the statement of cash flows, cash flows from qualifying hedges are classified in the same category as the cash flows from the items being hedged. Contracts which do not qualify as hedges are marked to market, with the resulting gains and losses charged to current operations. Net realized gains and losses for the current fiscal year and unrealized gains, losses on outstanding positions and open positions as of December 31, 1996 are not material.

                       CORNERSTONE PROPANE PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                    (Dollars in thousands, except Unit data)
                                   (unaudited)


     Accounts Receivable. The outstanding balance is stated net of allowance of doubtful accounts of $4,586 at December 31, 1996.

     Revenue Recognition. Sales of natural gas, crude oil, natural gas liquids and LPG and the related cost of product are recognized upon delivery of the product.

     Inventories. Inventories are stated at the lower of cost or market. The cost of natural gas, crude oil, natural gas liquids and LPG is determined using the first-in, first-out (FIFO) method. The cost of gas distribution parts, appliances and equipment is determined using the weighted average method. The major components of inventory consist of the following:

                                     December 31, 1996
                                         (unaudited)
                                            -------
               LPG and Other                $22,553
               Parts and Fittings             8,775
                                            -------
                                            $31,328
                                            =======

     Property, Plant and Equipment. Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows: buildings and improvements, 25 to 33 years; LPG storage and rental tanks, 40 to 50 years; and office furniture, equipment and tank installation costs, 5 to 10 years. Leasehold improvements are amortized over the shorter of the estimated useful life or the lease term. When property, plant or equipment is retired or otherwise disposed, the cost and related accumulated depreciation is removed from the accounts, and the resulting gain or loss is credited or charged to operations. Maintenance and repairs are charged to earnings, while replacements and betterments that extend estimated useful lives are capitalized.

     Excess of Cost Over Fair Value of Net Assets Acquired. The excess of acquisition cost over the estimated fair market value of identifiable net assets of acquired businesses is amortized on a straight-line basis over forty years. The related costs and accumulated amortization were $193,977 and $175 respectively, at December 31, 1996.

     It is the Partnership's policy to review intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If such a review should indicate that the carrying amount of intangible assets is not recoverable, it is the Partnership's policy to reduce the carrying amount of such assets to fair value.

     Income Taxes. Neither Cornerstone Partners nor the Operating Partnership are directly subject to federal and state income taxes. Instead, taxable income or loss is allocated to the

                       CORNERSTONE PROPANE PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                    (Dollars in thousands, except Unit data)
                                   (unaudited)



     individual partners. As a result, no recognition of income tax expense has been reflected in the Partnership's consolidated financial statements relating to the earnings of Cornerstone Partners or the Operating Partnership. The Partnership has one subsidiary which operates in corporate form and is subject to federal and state income taxes. Accordingly, the Partnership's consolidated financial statements reflect income tax expense related to the subsidiary's earnings.

     Net Income per Unit. Net income per Unit is computed by dividing net income, after deducting the General Partners' 2% interest, by the weighted average number of outstanding Common and Subordinated Units.

     Unit-Based Compensation. The Partnership accounts for unit-based compensation as (a) deferred compensation for time-vesting units and (b) contingent consideration for performance-vesting units. Compensation expense for the time-vesting units is recognized over the vesting period. Compensation expense for the performance-vesting units is recognized when the units become issuable. Time vesting units are considered Common Unit equivalents for the purpose of computing primary earnings per unit. Performance-vesting units are considered for the purpose of computing fully diluted earnings per unit.


 3.  Credit Facilities

     Concurrently with the IPO, the Operating Partnership entered into a credit agreement (the "Bank Credit Agreement") which consists of a Working Capital Facility and an Acquisition Facility.

     The Working Capital Facility provides for borrowings up to $50,000 (including a $30,000 sublimit for letters of credit through March 31, 1997 and $20,000 thereafter), and matures on December 31, 1999. The Bank Credit Agreement provides that there must be no amount outstanding under the Working Capital Facility (excluding letters of credit) in excess of $10,000 for at least 30 consecutive days during each fiscal year. Borrowings under the Working Capital Facility totaled $10,445 at December 31, 1996. Issued outstanding letters of credit totaled $18,425 at December 31, 1996.

     The Acquisition Facility provides the Operating Partnership with the ability to borrow up to $75,000 to finance propane business acquisitions. The Acquisition Facility operates as a revolving facility through December 31, 1999, at which time any loans then outstanding may be converted to term loans and be amortized quarterly for a period of four years thereafter. No amounts were outstanding at December 31, 1996.

                       CORNERSTONE PROPANE PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                    (Dollars in thousands, except Unit data)
                                   (unaudited)


     The Operating Partnership's obligations under the Bank Credit Agreement are secured, on an equal and ratable basis, with its obligations under the Note Agreement (see Note 4), by a first priority security interest in the Operating Partnership's inventory, accounts receivable and certain customer storage tanks. Loans under the Bank Credit Agreement bear interest at a per annum rate equal to either (at the Operating Partnership's option): (a) the sum (the "Base Rate") of the applicable margin, and the higher of (i) the agent bank's prime rate and (ii) the federal funds rate plus 1/2 of 1%, and (b) the sum (the "Eurodollar Rate") of the applicable margin and the rate offered by the agent bank to major banks in the offshore dollar market (as adjusted for applicable reserve requirements, if any). The applicable margin for Base Rate loans varies between 0% and .12%, and the applicable margin for Eurodollar Rate loans varies between .25% and .80%, in each case depending upon the Operating Partnership's ratio of consolidated "Debt" to "Consolidated Cash Flow" (as such terms are defined in the Bank Credit Agreement). At December 31, 1996, the applicable Base and Eurodollar Rates were 8.275% and 6.2375%, respectively. In addition, an annual fee is payable quarterly by the Operating Partnership (whether or not borrowings occur) ranging from .125% to .325% depending upon the ratio referenced above.

     The Bank Credit Agreement contains customary representations, warranties, events of defaults and covenants including limitations, among others, on the ability of the Operating Partnership and its "Restricted Subsidiaries" (as defined therein) to incur or maintain certain indebtedness or liens, make investments and loans, enter into mergers, consolidations or sales of all or substantially all of its assets and make assets sales. Generally, so long as no default exists or would result, the Operating Partnership is permitted to make any Restricted Payment (as defined in the Bank Credit Agreement and including distributions to the Partnership) during each fiscal quarter in amount not to exceed Available Cash with respect to the immediately preceding quarter.

     In addition, the Bank Credit Agreement provides that: (1) the Operating Partnership not permit the ratio of its consolidated Debt (as defined in the Bank Credit Agreement) less cash on hand (in excess of $1,000 up to $10,000) to Consolidated Cash Flow (as defined in the Bank Credit Agreement) to exceed 4.75:1.00 at any time on or before December 31, 1997, 4.50:1.00 at any time on or before December 31, 1998 and 4.25:1.00 at any time thereafter; and (2) the Operating Partnership not permit the ratio of its Consolidated Cash Flow to consolidated "Interest Expense" (as defined therein) to be less than 2.00:1.00 prior to December 31, 1997, 2.25:1.00 any time thereafter on or before December 31, 1998 and 2.50:1.00 at any time thereafter.

                       CORNERSTONE PROPANE PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                    (Dollars in thousands, except Unit data)
                                   (unaudited)



 4.  Long-Term Debt

     On the IPO date, the Operating Partnership issued $220,000 of Senior Notes with an annual interest rate of 7.53% pursuant to note purchase agreements with various investors (collectively, the "Note Agreement"). The Senior Notes mature on December 30, 2010, and require semi-annual interest payments commencing December 30, 1996. The Note Agreement requires that the principal be paid in equal annual payments of $27,500 starting December 30, 2003.

     The Operating Partnership's obligations under the Note Agreement are secured, on an equal and ratable basis with its obligations under the Bank Credit Agreement, by a first priority security interest in the Operating Partnership's inventory, accounts receivable and certain customer storage tanks. The Note Agreement contains customary representations, warranties, events of defaults and covenants applicable to the Operating Partnership and its "Restricted Subsidiaries" (as defined therein), including limitations, among others, on the ability of the Operating Partnership and its Restricted Subsidiaries to incur additional indebtedness, create liens, make investments and loans, enter into mergers, consolidations or sales of all or substantially all assets and make asset sales. Generally, so long as no default exists or would result, the Operating Partnership is permitted to make any Restricted Payment (as defined in the Note Agreement and including distributions to the Partnership) during each fiscal quarter in amount not in excess of Available Cash (see Note 5) with respect to the immediately preceding quarter.


 5.  Quarterly Distributions of Available Cash

     The Partnership will make distributions to its partners with respect to each fiscal quarter of the Partnership approximately 45 days after the end of each fiscal quarter in an aggregate amount equal to its Available Cash for such quarter. Available Cash generally means, with respect to any fiscal quarter of the Partnership, all cash on hand at the end of such quarter less the amount of cash reserves established by the Managing General Partner in its reasonable discretion for future cash requirements. These reserves are retained to provide for the proper conduct of the Partnership's business, the payment of debt principal and interest and to provide funds for distribution during the next four quarters. The Partnership has not made a distribution to holders of the Common Units and Subordinated Units ("Unitholders") for the partial fiscal quarter ended December 31, 1996. The Partnership expects to make a distribution with respect to the fiscal quarter ending March 31, 1997 to holders of record on the applicable record date. The Minimum Quarterly Distribution ($0.54 per Unit) for said fiscal quarter is expected to be increased proportionately to reflect the fact that a distribution was not made for the partial fiscal quarter ended December 31, 1996.

                       CORNERSTONE PROPANE PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                    (Dollars in thousands, except Unit data)
                                   (unaudited)



     Distributions by the Partnership in an amount equal to 100% of its Available Cash will generally be made 98% to all Unitholders and 2% to the General Partners until there has been distributed in respect of each Unit an amount equal to the Minimum Quarterly Distribution for such quarter. With respect to each quarter during the Subordination Period (defined below), to the extent there is sufficient Available Cash, the holders of Common Units have the right to receive the Minimum Quarterly Distribution, plus any arrearages on the Minimum Quarterly Distribution ("Common Unit Arrearages"), prior to the distribution of Available Cash to holders of Subordinated Units. Common Units will not accrue arrearages with respect to distributions for any quarter after the Subordination Period and Subordinated Units will not accrue any arrearages with respect to distributions for any quarter.

     The Subordination Period will generally extend to the first day of any quarter beginning after December 31, 2001 in respect of which (i) distributions of Available Cash from Operating Surplus (generally defined as $25,000 plus $22,420 cash on hand as of December 17, 1996 plus all operating cash receipts less operating cash expenditures, debt service payments, maintenance capital expenditures and cash reserves) on the Common Units and the Subordinated Units with respect to each of the three consecutive four-quarter periods immediately preceding such date equaled or exceeded the sum of the Minimum Quarterly Distribution on all of the outstanding Common Units and Subordinated Units during such periods, (ii) the Adjusted Operating Surplus (generally defined as Operating Surplus generated during such period (a) less (i) any net increase in working capital borrowings during such period and (ii) any net reduction in cash reserves for operating expenditures during such period not relating to an operating expenditure made during such period, and (b) plus (i) any net decrease in working capital borrowings during such period and (ii) any net increase in cash reserves for operating expenditures during such period required by any debt instrument for the repayment of principal, interest or premium. Adjusted Operating Surplus does not include that portion of Operating Surplus included in clause (a)(i) of the definition of Operating Surplus) generated during each of the three consecutive four-quarter periods immediately preceding such date equaled or exceeded the sum of the Minimum Quarterly Distribution on all of the outstanding Common Units and Subordinated Units and the related distribution on the general partner interests in the Partnership during such periods, and (iii) there are no outstanding Common Unit Arrearages.


 6.  Commitments and Contingencies

     The Partnership has succeeded to obligations of the self insurance programs maintained by Empire and Synergy for any incidents occurring prior to December 17, 1996. The companies' insurance programs provided coverage for comprehensive general liability and vehicle liability for catastrophic exposures as well as those risks required to be insured by law or contract. The companies retained a significant portion of certain expected losses related primarily to

                       CORNERSTONE PROPANE PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                    (Dollars in thousands, except Unit data)
                                   (unaudited)


     comprehensive general liability and vehicle liability. Provisions for self-insured losses were recorded based upon the companies' estimates of the aggregate self-insured liability for claims incurred, and totaled $3,018 on December 31, 1996.

     The Partnership leases certain property, plant and equipment for various periods under noncancelable leases, including an office space agreement with the previous owner of Empire for $175 each year over a period of ten years. The annual rental payments may increase to $250, depending on certain circumstances occurring after two years.

     A number of personal injury, property damage and products liability suits are pending or threatened against the Partnership. In general, these lawsuits have arisen in the ordinary course of the Partnership's business and involve claims for actual damages and in some cases, punitive damages, arising from the alleged negligence of the Partnership or as a result of product defects or similar matters. Of the pending or threatened matters, a number involve property damage, and several involve serious personal injuries and the claims made are for relatively large amounts. Although any litigation is inherently uncertain, based on past experience, the information currently available to it and the availability of insurance coverage, the Partnership does not believe that these pending or threatened litigation matters will have a material adverse effect on its results of operations or its financial condition.


 7.  Restricted Unit Plan

     The Partnership adopted the 1996 Restricted Unit Award Plan (the "Restricted Unit Plan") which authorizes the issuance of Common Units with an aggregate value of $12,500 (595,238 Common Units valued at the initial public offering price of $21.00 per Unit) to executives, managers and elected supervisors of the Partnership. Units issued under the Restricted Unit Plan are subject to a bifurcated vesting procedure such that (a) 25% of the issued Units will vest over time with one-third of such units vesting at the end of each of the third, fifth and seventh anniversaries of the issuance date, and (b) the remaining 75% of the Units will vest automatically upon, and in the same proportions as, the conversion of Subordinated Units to Common Units. Restricted Unit Plan participants are not eligible to receive quarterly distributions or vote their respective Units until vested. Restrictions generally limit the sale or transfer of the Units during the restricted periods. The value of the restricted Unit is established by the market price of the Common Unit at the date of grant.

     As of and for the fourteen-day period ended December 31, 1996, a total of 376,190 restricted Common Units were awarded. For the fourteen-day period ended December 31, 1996, the Partnership recorded $20 of compensation expense.

                       CORNERSTONE PROPANE PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                    (Dollars in thousands, except Unit data)
                                   (unaudited)


 8.  Partners' Capital

     A portion of the Subordinated Units will convert into Common Units on the first day after the record date established for the distribution in respect of any quarter ending on or after (a) December 31, 1999 (with respect to one-quarter of the Subordinated Units) and (b) December 31, 2000 (with respect to one-quarter of the Subordinated Units), in respect of which (i) distributions of Available Cash from Operating Surplus on the Common Units and the Subordinated Units with respect to each of the three consecutive four-quarter periods immediately preceding such date equaled or exceeded the sum of the Minimum Quarterly Distribution on all of the outstanding Common Units and Subordinated Units during such periods, (ii) the Adjusted Operating Surplus generated during each of the two consecutive four-quarter periods immediately preceding such date equaled or exceeded the sum of the Minimum Quarterly Distribution on all of the outstanding Common Units and Subordinated Units and the related distribution on the general partner interests in the Partnership during such periods, and (iii) there are no outstanding Common Unit Arrearages; provided, however that the early conversion of the second one-quarter of Subordinated Units may not occur until at least one year following the early conversion of the first one-quarter of Subordinated Units.

     Upon expiration of the Subordination Period, all remaining Subordinated Units will convert into Common Units on a one-for-one basis and will thereafter participate pro rata with the other Common Units in distributions of Available Cash.


 9.  Related Party Transactions

     The Managing General Partner and its affiliates performing services for the Partnership are entitled to reimbursement for all expenses incurred on behalf of the Partnership, including the cost of compensation properly allocable to the Partnership, and all other expenses necessary or appropriate to the conduct of the business of, and allocable to, the Partnership. These costs, which totaled $2,657 for the period December 17, 1996 to December 31, 1996, include employee compensation and benefit expenses of employees of the Managing General Partner and its affiliates.

                       CORNERSTONE PROPANE PARTNERS, L.P.
                                    PRO FORMA
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per Unit data)
                                   (unaudited)


                                       July 1, 1996     July 1, 1995    October 1, 1996  October 1, 1995
                                             to              to               to                to
                                        December 31,     December 31,     December 31,      December 31,
                                            1996            1995              1996             1995
                                       -------------    ------------    ---------------  ---------------
REVENUE                                   $314,937         $253,787         $173,181         $137,470
COST OF SALES                              250,909          192,162          133,390           97,931
                                          --------         --------         --------         --------

GROSS PROFIT                                64,028           61,625           39,791           39,539
                                          --------         --------         --------         --------

EXPENSES
   Operating                                36,112           34,784           18,439           18,632
   General and administrative                6,507            6,268            3,322            3,357
   Depreciation and amortization             7,129            6,752            3,391            3,296
                                          --------         --------         --------         --------

OPERATING INCOME                            14,280           13,821           14,639           14,254
INTEREST EXPENSE, NET                       (9,049)          (8,909)          (4,582)          (4,487)
                                          --------         --------         --------         --------
INCOME BEFORE
   INCOME TAXES                              5,231            4,912           10,057            9,767
INCOME TAXES                                    50               50               25               25
                                          --------         --------         --------         --------
NET INCOME                                $  5,181         $  4,862         $ 10,032         $  9,742
                                          ========         ========         ========         ========

General partners' interest in net
  income                                  $    104         $     97         $    201         $    195
                                          --------         --------         --------         --------
Limited partner's interest in net
  income                                  $  5,077         $  4,765         $  9,831         $  9,547
                                          --------         --------         --------         --------
Net income per Unit                       $   0.31         $   0.29         $   0.60         $   0.58
                                          --------         --------         --------         --------
Weighted average number of
  Units outstanding                         16,513           16,513           16,513           16,513
                                          ========         ========         ========         ========



       The accompanying notes are an integral part of these consolidated financial statements.

                       CORNERSTONE PROPANE PARTNERS, L.P.

                         NOTES TO PRO FORMA CONSOLIDATED
                              FINANCIAL INFORMATION
                                DECEMBER 31, 1996
                             (Dollars in thousands)
                                   (unaudited)


 1.  Basis of Presentation

     The unaudited pro forma consolidated statements of operations for the three and six month periods ended December 31, 1996 and 1995 were derived from the historical statements of operations of Empire Energy Corporation for the periods October 1 through December 16, 1996, October 1 through December 31, 1995, July 1 through December 16, 1996 and July 1 through December 31, 1995, of SYN Inc. and Myers Propane Gas Company ("Myers") for the periods October 1, 1996 to December 16, 1996, October 1, 1995 to December 31, 1995, July 1, 1996 to December 16, 1996 and August 15, 1995 to December 31, 1995, of Synergy Group Incorporated for the period July 1, 1995 to August 14, 1995, of CGI Holdings, Inc. for the periods November 1 through December 31, 1995, November 1 through December 16, 1996, August 1 through December 31, 1995 and August 1 through December 16, 1996, and the consolidated statement of operations of the Partnership from December 17, 1996 through December 31, 1996. Historical financial statements of Myers have not been separately presented based on the Partnership's belief that the separate inclusion of Myers does not have a material effect on the pro forma consolidated financial statements of the Partnership. The pro forma consolidated statements of operations were prepared to reflect the effects of the IPO as if it had been completed in its entirety as of the beginning of the periods presented. However, these statements do not purport to present the results of operations of the Partnership had the IPO actually been completed as of the beginning of the periods presented. In addition, the pro forma consolidated statements of operations are not necessarily indicative of the results of future operations of the Partnership and should therefore be read in conjunction with the historical consolidated financial statements of the Predecessor Companies and the Partnership appearing elsewhere in this Quarterly Report on Form 10-Q.


 2.  Pro Forma Adjustments

     Significant pro forma adjustments reflected in the pro forma consolidated statements of operations include the following:

     Adjustments to reflect the full period effect of operating expense savings resulting from the consolidation of certain operations that occurred subsequent to July 1, 1995, as well as the elimination of certain operating and general administrative expenses associated with the operation of the Partnership. Operating expense adjustments for retail overlap consolidations were $360 and $185 for the six and three months ended December 31, 1995, respectively. General and administrative adjustments relating to corporate overhead consolidation, the elimination of bank and consulting fees and the estimated incremental general and

                       CORNERSTONE PROPANE PARTNERS, L.P.

                         NOTES TO PRO FORMA CONSOLIDATED
                              FINANCIAL INFORMATION
                                DECEMBER 31, 1996
                             (Dollars in thousands)
                                   (unaudited)

     administrative cost associated with the Partnership were $838 for each of the six month periods ended December 31, 1996 and 1995, and $405 and $420 for the three month periods ended December 31, 1996 and 1995, respectively. The pro forma adjustments do not include any amount for the incentive compensation that might be paid to key employees.

     Adjustments to reflect the additional depreciation and amortization expense due to the increase in property and intangibles that result from applying the purchase method of accounting to the Empire Energy and Coast acquisitions. Depreciation and amortization adjustments were $40 for each of the six month periods ended December 31, 1996 and 1995, and $20 for each of the three month periods ended December 31, 1996 and 1995.

     Adjustments to reflect interest expense applicable to the Partnership. Interest expense adjustments relating to expense for the $220,000 first mortgage notes at a rate of 7.53% per annum, expense attributable to the working capital facility based on an average outstanding principal balance of $2,000 at 6.5% per annum, expense attributable to debt assumed based on an average outstanding principal balance of $9,500 at 8.5% per annum and debt expense amortization based on $5,050 estimated debt issuance costs were $180 for each for the six month periods ended December 31, 1996 and 1995 and $90 for each of the three month periods ended December 31, 1996 and 1995.

     Adjustments to reflect the elimination of income tax related accounts because income taxes will not be borne by the Partnership, except for income taxes applicable to operations to be conducted by the Partnership's wholly owned corporate subsidiary.

     Net income per limited partner Unit is determined by dividing the net income that would be allocated to the Unitholders, which is 98% of net income, by the number of Units outstanding. The weighted average number of Units outstanding, 16,513 were assumed to have been outstanding the entire period.

                                    SYN Inc.
                           CONSOLIDATED BALANCE SHEET
                  (Dollars in thousands, except share amounts)

                                     ASSETS

                                                                                    June 30, 1996
                                                                                    -------------
CURRENT ASSETS:
  Cash ........................................................................      $      14
  Trade receivables, less allowance for doubtful accounts of $1,505 ...........          9,195
  Inventories .................................................................          7,447
  Prepaid expenses and other ..................................................            678
  Deferred income tax benefit .................................................          3,727
  Due from Former Stockholders ................................................         37,966
                                                                                     ---------
    Total current assets ......................................................         59,027
                                                                                     ---------

PROPERTY AND EQUIPMENT:
  Land and buildings ..........................................................          6,420
  Storage and consumer service facilities .....................................         52,953
  Transportation, office and other equipment ..................................         11,910
  Less -- Accumulated depreciation ............................................         (2,592)
                                                                                     ---------
    Total property and equipment ..............................................         68,691
                                                                                     ---------

OTHER ASSETS:
  Investments and restricted cash deposits ....................................          3,025
  Deferred income tax benefit .................................................          4,849
  Intangible assets, primarily the excess of cost over fair value of net assets         30,943
    acquired, net of accumulated amortization .................................            227
                                                                                     ---------
  Other .......................................................................         39,044
                                                                                     ---------
    Total other assets ........................................................      $ 166,762
                                                                                     =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt ........................................      $   1,025
  Accounts payable ............................................................          1,604
  Accrued expenses ............................................................          2,915
  Acquisition related liabilities .............................................         29,306
                                                                                     ---------
    Total current liabilities .................................................         34,850
LONG-TERM DEBT ................................................................         25,687
NOTE PAYABLE -- RELATED PARTY .................................................         52,812
                                                                                     ---------
    Total liabilities .........................................................        113,349
                                                                                     ---------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Cumulative preferred stock, $.01 par value; 70,500 shares authorized; 55,312
    shares, issued and outstanding, at stated value of $1,000 per share .......         55,312
  Common stock; $0.01 par value; 100,000 shares authorized, issued and
    outstanding ...............................................................              1
  Additional paid-in capital ..................................................             99
  Accumulated deficit .........................................................         (1,999)
                                                                                     ---------
    Total stockholders' equity ................................................         53,413
                                                                                     ---------
                                                                                     $ 166,762
                                                                                     =========


       The accompanying notes are an integral part of these consolidated financial statements.

                                    SYN Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)
                                   (unaudited)


                                                          For the       For the period          For the
                                          For the        period from      from July 1,        period from     For the period
                                        period from       August 15,     1995 to August        October 1,      from October
                                        July 1, 1996        1995 to         14, 1995            1996 to         1, 1995 to
                                             to          December 31,     (Predecessor        December 16,      December 31,
                                     December 16, 1996       1995             Basis)              1996              1995
                                     -----------------   ------------     ------------        ------------      ------------
REVENUES                                    44,066            38,589             7,568            26,183            28,024

COST OF PRODUCT SOLD                        23,322            18,375             3,631            14,382            12,793
                                           -------           -------          --------          --------          --------
  Gross profit                              20,744            20,214             3,937            11,801            15,231

OPERATING EXPENSES:
  Salaries and commissions                   7,252             6,312               -               3,387             4,650
  General and administrative                 6,151             5,461             3,632             3,068             4,128
  Depreciation and amortization              1,904             1,728               472               904             1,217
  Related-party corporate
    administration and
    management fees                          1,668             1,406               -                 703               938
                                           -------           -------          --------          --------          --------
    Total operating expenses                16,975            14,907             4,104             8,062            10,933
                                           -------           -------          --------          --------          --------

    Operating income (loss)                  3,769             5,307              (167)            3,739             4,298

INTEREST EXPENSE, including
$2,214, $2,228, $0, $1,010, $1,639
to related party                             3,311             2,347               816             1,646             1,758
                                           -------           -------          --------          --------          --------

INCOME (LOSS) BEFORE
  INCOME TAXES                                 458             2,960              (983)            2,093             2,540

PROVISION (BENEFIT) FOR
  INCOME TAXES                                 298             1,350              (373)              842             1,262
                                           -------           -------          --------          --------          --------

    Net income (loss)                          160             1,610              (610)            1,245             1,278

DIVIDENDS ON
  CUMULATIVE
  PREFERRED STOCK                           (3,878)           (3,111)              -              (1,805)           (3,111)
                                           -------           -------          --------          --------          --------

  Net loss applicable to common
     stockholders                         $ (3,718)         $ (1,501)         $   (610)         $   (560)         $ (1,833)
                                          ========          ========          ========          ========          ========


       The accompanying notes are an integral part of these consolidated financial statements.

                                    SYN Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (unaudited)


                                                                                                  For the period
                                                           For the period     For the period    from July 1, 1995
                                                          from July 1, 1996    from August 15,     to August 14,
                                                            to December 16,        1995 to       1995 (Predecessor
                                                                 1996         December 31, 1995        Basis)
                                                           ----------------   -----------------  ------------------
OPERATING ACTIVITIES:
  Net income (loss)                                           $     160          $   1,610               (610)
  Items not requiring (providing) cash--
    Depreciation and amortization                                 1,904              1,728                472
    Gain on sale of assets                                          233                -                  -
    Deferred income taxes                                           298              3,734                -
  Changes in operating items--
    Trade receivables                                            (1,991)            (9,166)             4,897
    Inventories                                                  (1,873)              (226)             1,244
    Prepaid expenses and other                                     (569)              (863)               345
    Accounts payable                                              2,549             (1,655)            (1,864)
    Accrued expenses                                              3,602              3,121                -
                                                              ---------          ---------          ---------

      Net cash provided by (used in) operating
        activities                                                4,313             (1,717)             4,484
                                                              ---------          ---------          ---------

INVESTING ACTIVITIES:
  Acquisition of assets of Synergy Group
    Incorporated                                                    -             (150,922)               -
  Proceeds from the sale of certain Synergy
    Group Incorporated assets to Empire Energy                      -
    Corporation                                                     -               35,980
  Sale of assets                                                    129                -                1,880
  Disposals of Companies                                            829                -                  -
  Purchases of property and equipment                            (4,240)            (4,497)               -
  Acquisition of Companies                                         (469)               -                  -
  Change in investments and restricted cash
    deposits                                                        -                 (270)               -
                                                              ---------          ---------          ---------

      Net cash provided by (used in)
        investing activities                                     (3,751)          (119,709)             1,880
                                                              ---------          ---------          ---------

FINANCING ACTIVITIES:
  Increase in credit facility                                     3,835             21,342             (6,965)

  Proceeds from issuance of common stock                            -                  100                -
  Proceeds from issuance of preferred stock                         -               52,812                -
  Proceeds from issuance of note payable --
    related party                                                   -               52,812                -
  Borrowings from related party                                     -               36,458                -
  Repayments to related party                                       -              (36,458)               -
  Payment on long-term debt                                        (242)            (1,771)               -
  Preferred stock dividends paid                                 (3,878)            (3,111)               -
                                                              ---------          ---------          ---------
      Net cash provided by (used in)
        financing activities                                       (285)           122,184             (6,965)
                                                              ---------          ---------          ---------

      Increase (decrease) in cash                                   277                758               (601)

CASH:
  Beginning of period                                                14                -                5,323
                                                              ---------          ---------          ---------
  End of period                                               $     291          $     758          $   4,722
                                                              =========          =========          =========


       The accompanying notes are an integral part of these consolidated financial statements.

                            SYN INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FIVE AND ONE-HALF MONTHS ENDED DECEMBER 16, 1996,
                FOUR AND ONE-HALF MONTHS ENDED DECEMBER 31, 1995,
          ONE AND ONE-HALF MONTHS ENDED AUGUST 14, 1995 (PREDECESSOR),
               TWO AND ONE-HALF MONTHS ENDED DECEMBER 16, 1996 AND
                    AND THREE MONTHS ENDED DECEMBER 31, 1995,
                             (Dollars in thousands)
                                   (unaudited)

 1.   Basis of Presentation

     In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly SYN Inc. and its subsidiaries ("Synergy") consolidated results of operations and cash flows for the periods ended December 16, 1996, and December 31, 1995. All such adjustments are of a normal recurring nature.

     Synergy completed its acquisition of Synergy Group Incorporated ("SGI") on August 14, 1995. The unaudited consolidated statement of operations and of cash flows for the period ended August 14, 1995 are presented as a predecessor entity of Synergy and contain all adjustments necessary to present fairly SGI consolidated results of operations and cash flows for the period then ended.

     The accounting policies followed by Synergy are set forth in Note 1 to Synergy's audited consolidated financial statements as of June 30, 1996, which were included in the Form S-1 of Cornerstone Propane Partners, L.P (Registration No. 333-13879). Other disclosures required by generally accepted accounting principles are not included herein but are included in the notes to the June 30, 1996, audited statements previously mentioned.

     The results of operations for the two and one-half month and five and one-half month periods ended December 16, 1996, are not necessarily indicative of the results to be expected for the full year due to the seasonal nature of Synergy's business.


 2.  Commitments and Contingencies

     Synergy obtains insurance coverage for catastrophic exposures related to comprehensive general liability, vehicle liability and workers' compensation, as well as those risks required to be insured by law or contract. Synergy self-insures the first $250 of coverage per incident and obtains excess coverage from carriers for these programs.

     Provisions for self-insured losses are recorded based upon Synergy's estimates of the aggregate self-insured liability for claims incurred.

                            SYN INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FIVE AND ONE-HALF MONTHS ENDED DECEMBER 16, 1996,
                FOUR AND ONE-HALF MONTHS ENDED DECEMBER 31, 1995,
          ONE AND ONE-HALF MONTHS ENDED AUGUST 14, 1995 (PREDECESSOR),
               TWO AND ONE-HALF MONTHS ENDED DECEMBER 16, 1996 AND
                    AND THREE MONTHS ENDED DECEMBER 31, 1995,
                             (Dollars in thousands)
                                   (unaudited)

     Synergy self-insures for health benefits provided to its employees. Provisions for losses expected under this program are recorded based upon Synergy's estimate of the aggregate liability for claims incurred.

     Synergy and the acquired operations of SGI are presently involved in various federal and state tax audits and are also defendants in other business-related lawsuits which are not expected to have a material adverse effect on Synergy's financial position or results of operations.

     In conjunction with the acquisition of SGI, the former stockholders of SGI are contractually liable for all insurance claims and tax liabilities that relate to periods prior to the acquisition date. Funds have been placed in escrow accounts to provide for payment of these liabilities. In the event that the escrow amount is insufficient to settle these liabilities, Synergy could be obligated to fund any additional amounts due and would have to seek reimbursement form the former stockholders for such amounts. Synergy has recorded its best estimates of the ultimate liabilities expected to arise from these matters and has made claims against the former stockholders for reimbursement.


 3.   Subsequent Events

     On December 17, 1996, substantially all of the assets and liabilities of Synergy were contributed to Cornerstone Propane, L.P., a Delaware limited partnership, a subsidiary of Cornerstone Propane Partners, L.P. Following this transaction, on December 17, 1996, Cornerstone Propane Partners L.P. completed its initial public offering (see Note 1 to the consolidated financial statements of Cornerstone Propane Partners, L.P., included herein).

                            EMPIRE ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)

                                     ASSETS

                                                                             June 30, 1996
                                                                             -------------
CURRENT ASSETS:
  Cash ...................................................................     $   2,064
  Trade receivables, less allowance for doubtful accounts of $1,262 ......         5,724
  Inventories ............................................................         6,702
  Prepaid expenses .......................................................           103
  Refundable income taxes ................................................           457
  Deferred income taxes ..................................................           996
                                                                               ---------
   Current Assets ........................................................        16,046
                                                                               ---------
DUE FROM SYN INC .........................................................         7,978
                                                                               ---------

PROPERTY AND EQUIPMENT, at cost:
  Land and buildings .....................................................         8,903
  Storage and consumer service facilities ................................        80,615
  Transportation, office and other equipment .............................        18,702
                                                                               ---------
                                                                                 108,220
  Less -- Accumulated depreciation .......................................       (28,686)
                                                                               ---------
                                                                                  79,534
                                                                               ---------
OTHER ASSETS:
  Excess of cost over fair value of net assets acquired, at amortized cost         3,033
  Other ..................................................................           511
                                                                               ---------
                                                                                   3,544

                                                                               $ 107,102
                                                                               =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt ...................................     $   6,019
  Accounts payable .......................................................         3,368
  Accrued salaries .......................................................         1,063
  Accrued expenses .......................................................         1,676
                                                                               ---------
      Total current liabilities ..........................................        12,126
                                                                               ---------
LONG-TERM DEBT ...........................................................        25,442
                                                                               ---------
DEFERRED INCOME TAXES ....................................................        16,877
                                                                               ---------
ACCRUED SELF-INSURANCE LIABILITY .........................................         2,424
                                                                               ---------

STOCKHOLDERS' EQUITY:
  Common stock; $0.001 par value; authorized 17,500,000 shares, issued,
    12,004,430 shares ....................................................            12
  Additional paid-in capital .............................................        46,099
  Retained earnings ......................................................         4,143
                                                                               ---------
                                                                                  50,254
                                                                               ---------

  Treasury stock, at cost - 3,000 shares .................................           (21)
                                                                               ---------

                                                                                  50,233
                                                                               ---------

                                                                               $ 107,102
                                                                               =========


       The accompanying notes are an integral part of these consolidated financial statements.

                            EMPIRE ENERGY CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)
                                   (unaudited)

                                       For the period    For the period  For the period   For the period
                                        from July 1,       from July 1,   from October 1,  from October 1,
                                           1996 to           1995 to         1996 to          1995 to
                                        December 16,      December 31,    December 16,     December 31,
                                           1996               1995            1996             1995
                                          --------          --------         --------         --------
OPERATING REVENUE                         $ 43,201          $ 44,035         $ 28,166         $ 31,812
COST OF PRODUCT SOLD                        23,310            21,207           15,400           15,079
                                          --------          --------         --------         --------

GROSS PROFIT                                19,891            22,828           12,766           16,733

OPERATING COSTS AND
  EXPENSES:
  Provision for doubtful accounts              710               775              436              553
  General and administrative                12,685            13,769            5,950            7,920
  Depreciation and amortization              2,929             2,726            1,344            1,438
                                          --------          --------         --------         --------

OPERATING INCOME                             3,567             5,558            5,036            6,822

INTEREST EXPENSE (NET)                       3,621             1,112            1,917              736
                                          --------          --------         --------         --------

INCOME (LOSS) BEFORE INCOME
  TAXES                                        (54)            4,446            3,119            6,086

PROVISION FOR INCOME TAXES                      32             1,900            1,197            2,450
                                          --------          --------         --------         --------

NET INCOME (LOSS)                         $    (86)         $  2,546         $  1,922         $  3,636
                                          ========          ========         ========         ========




       The accompanying notes are an integral part of these consolidated financial statements.

                            EMPIRE ENERGY CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (unaudited)

                                                   For the period from       For the period from
                                                     July 1, 1996 to           July 1, 1995 to
                                                    December 16, 1996         December 31, 1995
                                                   -------------------       -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                     $    (86)               $  2,546
  Items not requiring (providing) cash--
    Depreciation                                           2,671                   2,590
    Amortization                                             258                     136
    Gain on sale of assets                                     4                       7
    Deferred income taxes                                   (126)                   (218)
  Changes in --
    Trade receivables                                     (8,352)                 (9,243)
    Inventories                                           (4,383)                 (7,032)
    Accounts payable                                       1,616                   3,009
    Accrued expenses and self insurance                    3,273                   4,846
    Prepaid expenses and other                            (2,313)                   (941)
    Due from SYN Inc.                                     (1,863)                    -
    Income taxes payable (refundable)                        457                     619
                                                        --------                --------

      Net cash used in operating activities               (8,844)                 (3,681)
                                                        --------                --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of assets                            57                      27
  Purchases of property and equipment                     (2,823)                 (2,963)
  Purchase of assets from SYN Inc.                           -                   (35,980)
  Capitalized costs                                         (242)                    -
                                                        --------                --------

      Net cash used in investing activities               (3,008)                (38,916)
                                                        --------                --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in credit facilities                            9,606                   7,800
  Principal payments on purchase obligations                (114)                    (98)
  Proceeds from management buyout loan                    94,000                     -
  Purchase of company stock in
    management buyout                                    (59,000)                    -
  Payment of debt acquisition costs                       (3,100)                    -
  Proceeds from (repayments of) acquisition
    credit facility                                      (31,100)                 35,000
                                                        --------                --------

      Net cash provided by financing activities           10,292                  42,702
                                                        --------                --------

      Increase (decrease) in cash                         (1,560)                    105

CASH:
  Beginning of period                                      2,064                     -
                                                        --------                --------
  End of period                                         $    504                $    105
                                                        ========                ========


       The accompanying notes are an integral part of these consolidated financial statements.

                            EMPIRE ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FIVE AND ONE-HALF MONTHS ENDED DECEMBER 16, 1996,
                       SIX MONTHS ENDED DECEMBER 31, 1995,
               TWO AND ONE-HALF MONTHS ENDED DECEMBER 16, 1996 AND
                     THREE MONTHS ENDED DECEMBER 31, 1995,
                             (Dollars in thousands)
                                   (unaudited)

 1.   Basis of Presentation

     In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly Empire Energy Corporation's ("Empire Energy") consolidated results of operations and cash flows for the periods ended December 16, 1996, and December 31, 1995. All such adjustments are of a normal recurring nature.

     The accounting policies followed by Empire Energy are set forth in Note 1 to Empire Energy's audited consolidated financial statements as of June 30, 1996, which were included in the Form S-1 of Cornerstone Propane Partners, L.P. (Registration No. 333-13879) Other disclosures required by generally accepted accounting principles are not included herein but are included in the notes to the June 30, 1996, audited statements previously mentioned.

     The results of operations for the two and one-half month and five and one-half month periods ended December 16, 1996, are not necessarily indicative of the results to be expected for the full year due to the seasonal nature of Empire Energy's business.


 2.  Company Formation

     On August 1, 1996, members of management of Empire Energy purchased the ownership (92.7% of the common stock) of Empire Energy from the principal shareholder and certain other shareholders. Because of the change in control of Empire Energy, the balance sheet accounts were adjusted at the acquisition date to reflect new bases using the principles of purchase accounting.

     In connection with this transaction, the principal shareholder of Empire Energy terminated employment as well as certain lease and use agreements. The new entity was principally owned (71.3% of the common stock) by the son of the former principal shareholder.

     On October 7, 1996, Northwestern Growth Corporation purchased 100% of the Empire Energy common stock. See Note 2 to Pro Forma Consolidated Financial Information for Cornerstone Propane Partners, L.P. included herein. This purchase also resulted in a change of control and purchase accounting adjustments were reflected in the balance sheet as of the acquisition date.

                            EMPIRE ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FIVE AND ONE-HALF MONTHS ENDED DECEMBER 16, 1996,
                       SIX MONTHS ENDED DECEMBER 31, 1995,
               TWO AND ONE-HALF MONTHS ENDED DECEMBER 16, 1996 AND
                     THREE MONTHS ENDED DECEMBER 31, 1995,
                             (Dollars in thousands)
                                   (unaudited)


 3.  Commitments and Contingencies

     Empire Energy reports the following contingencies. Except as noted, there have been no significant changes in these items since reported in Empire Energy's audited consolidated balance sheet as of June 30, 1996.

     Under Empire Energy's current insurance program, coverage for comprehensive general liability and vehicle liability is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. Empire Energy retains a significant portion of certain expected losses related primarily to comprehensive general liability and vehicle liability. Under these current insurance programs, Empire Energy self insures the first $1 million of coverage (per incident) on general liability and on vehicle liability. In addition, Empire Energy has a $100 deductible for each and every liability claim. Empire Energy obtains excess coverage from carriers for these programs on claims-made basis policies. The excess coverage for comprehensive general liability provides a loss limitation that limits Empire Energy's aggregate of self-insured losses to $1.5 million per policy period. Provisions for self-insured losses are recorded based upon Empire Energy's estimates of the aggregate self-insured liability for claims incurred.

     Empire Energy self insures the first $250 of workers' compensation coverage (per incident). Empire Energy purchased excess coverage from carriers for workers' compensation claims in excess of the self-insured coverage. Provisions for losses expected under this program are recorded based upon Empire Energy's estimates of the aggregate liability for claims incurred.

     Empire Energy currently self insures health benefits provided to the employees of Empire Energy and its subsidiaries. Provisions for losses expected under this program are recorded based upon Empire Energy's estimate of the aggregate liability for claims incurred.

     In conjunction with the restructuring that occurred in June 1994 (the "Split Off Transaction") Empire Energy agreed to indemnify Empire Gas for 47.7% of the self-insured liabilities of Empire Gas incurred prior to June 30, 1994. Empire Energy has included in its self-insurance liability its best estimate of the amount it will owe Empire Gas under this indemnification agreement.

                            EMPIRE ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FIVE AND ONE-HALF MONTHS ENDED DECEMBER 16, 1996,
                       SIX MONTHS ENDED DECEMBER 31, 1995,
               TWO AND ONE-HALF MONTHS ENDED DECEMBER 16, 1996 AND
                     THREE MONTHS ENDED DECEMBER 31, 1995,
                             (Dollars in thousands)
                                   (unaudited)


     Empire Energy are presently defendants in various lawsuits related to the self-insurance program and other business-related lawsuits which are not expected to have a material, adverse effect on Empire Energy's financial position or results of operations.

     The state of Missouri has assessed Empire Gas approximately $1,400 for additional state income tax for the years ended June 30, 1992 and 1993. An amount approximating one-half of the above assessment could be at issue for the year ended June 30, 1994. Empire Gas and Empire Energy have protested these assessments and are currently waiting for a response from the Missouri Department of Revenue. It is likely that this matter will have to be settled in litigation. Empire Gas and Empire Energy believe that they have a strong position on this matter and intend to vigorously contest the assessment. It is not possible at this time to conclude on the outcome of this matter.

     The Internal Revenue Service has begun a federal income tax audit of Empire Gas for the year ended June 30, 1994. While the audit is still in process, the audit has principally focused on the deductibility of certain professional fees and travel and entertainment expenses as well as on the tax-free treatment of the Split-Off Transaction.

     As a former member of the Empire Gas controlled group and in connection with a tax indemnity agreement with Empire Gas, Empire Energy agreed to indemnify 47.7% of the total liabilities related to these tax audits of the years ended June 30, 1994, and prior thereto.

     The Split-Off Transaction was structured with the intent of qualifying for tax-free treatment under Section 355 of the Internal Revenue Code and Empire Energy, and Empire Gas, obtained a private letter ruling (the "Letter Ruling") from the Internal Revenue Service confirming such treatment, subject to certain representations and conditions specified in the Letter Ruling. The Internal Revenue Service is currently conducting an audit of empire Gas for the year in which the Split-Off Transaction occurred. If the Internal Revenue Service were to reverse the position it took in the Letter Ruling and prevail on a challenge to the tax-free treatment of the Split-Off Transaction, Empire Energy would be liable for a portion of any taxes, interest and penalties due, both as a former member of the Empire Gas controlled group and under a tax indemnity agreement with Empire Gas that was executed in connection with the Split-Off Transaction. Empire Energy's liability in such circumstances could exceed the percentage under the tax indemnity agreement if Empire Gas were unable to fund its percentage share under that agreement. If Empire Energy were held liable for any taxes, interest or penalties in connection with the above Split-Off Transaction, the amount of this

                            EMPIRE ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FIVE AND ONE-HALF MONTHS ENDED DECEMBER 16, 1996,
                       SIX MONTHS ENDED DECEMBER 31, 1995,
               TWO AND ONE-HALF MONTHS ENDED DECEMBER 16, 1996 AND
                     THREE MONTHS ENDED DECEMBER 31, 1995,
                             (Dollars in thousands)
                                   (unaudited)

     liability could be substantial and could adversely affect Empire Energy's financial position and results of operations.

     Empire Energy are presently included in various state tax audits which are not expected to have a material, adverse effect on Empire Energy's financial position or results of operations.


 4.  Subsequent Events

     On December 17, 1996, substantially all of the assets and liabilities of Empire Energy were contributed to Cornerstone Propane, L.P., a Delaware limited partnership, a subsidiary of Cornerstone Propane Partners, L.P. Following this transaction, on December 17, 1996, Cornerstone Propane Partners, L.P. completed its initial public offering (see Note 1 to the consolidated financial statements of Cornerstone Propane Partners, L.P., included herein).

                               CGI HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)

                                     ASSETS

                                                                               July 31, 1996
                                                                               -------------
CURRENT ASSETS:
  Cash and cash equivalents ..................................................   $   1,519
  Accounts and notes receivable ..............................................      23,664
  Inventories ................................................................       7,316
  Prepaid expenses and deposits ..............................................       1,996
  Deferred income tax benefit ................................................         802
                                                                                 ---------
    Total current assets .....................................................      35,297
                                                                                 ---------

  Property and equipment, at cost less accumulated depreciation ..............      51,495
  Cost in excess of net assets acquired, net of amortization .................      11,844
  Notes receivable ...........................................................       1,357
  Deferred charges and other assets ..........................................       6,186
                                                                                 ---------
                                                                                 $ 106,179
                                                                                 =========


                 LIABILITIES, MANDATORILY REDEEMABLE SECURITIES
                            AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable ...........................................................      30,824
  Accrued liabilities ........................................................       3,101
  Current maturities of long-term debt and capital lease obligations .........       3,924
                                                                                 ---------
    Total current liabilities ................................................      37,849
                                                                                 ---------
Long-term debt and capital lease obligations .................................      41,801
Deferred income taxes ........................................................      10,777
Other liabilities ............................................................       1,095

Commitments and contingencies (Note 2)

MANDATORILY REDEEMABLE SECURITIES:
  Redeemable exchangeable preferred stock:
    10% cumulative, $0.01 par value, 62,500 shares authorized, issued
      and outstanding; at redemption value ...................................       8,559

STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value, 6,515,000 shares authorized; 4,312,247 issued and outstanding:
    Class A voting common stock, $0.01 par value, 3,000,000
    shares authorized; 2,789,784 issued and outstanding ......................          28
    Class B voting common stock, $0.01 par value, 200,000 shares
      authorized; 149,485 issued and outstanding .............................           1
    Class C voting common stock, $0.01 par value, 3,000,000 shares
      authorized; 1,343,831 issued and outstanding ...........................          13
    Class D non-voting common stock, $0.01 par value, 250,000
      shares authorized; 29,147 issued and outstanding .......................         -
    Warrants outstanding .....................................................       2,134
  Additional paid-in capital .................................................       8,945
  Accumulated deficit ........................................................      (5,023)
                                                                                 ---------
    Total stockholders' equity ...............................................       6,098
                                                                                 ---------
                                                                                 $ 106,179
                                                                                 =========

       The accompanying notes are an integral part of these consolidated financial statements.

                               CGI HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)
                                   (unaudited)


                                          August 1,        August 1,       November 1,         November 1,
                                           1996 to           1995 to         1996 to             1995 to
                                      December 16, 1996   December 31,     December 16,       December 31,
                                                              1995             1996               1995
                                      -----------------   -----------      -----------        -----------
Sales and other revenue                  $ 182,029         $ 159,104         $  73,854         $  75,034
Costs and expenses:
  Cost of sales, except for
    depreciation and amortization          168,105           146,480            67,839            68,643
  Operating expenses                         8,181             8,257             2,980             3,284
  Sale of partnership interest                 660               -                 -                 -
  General and administrative
    expenses                                 1,738             1,354               647               428
  Depreciation and amortization              1,604             1,672               537               689
  Interest expense                           2,002             2,364               708               979
                                         ---------         ---------         ---------         ---------

Income (loss) before income taxes             (261)           (1,023)            1,143             1,011
Income tax (provision) benefit                  25               529              (466)             (142)
                                         ---------         ---------         ---------         ---------

Net income (loss)                        $    (236)        $    (494)        $     677         $     869
                                         =========         =========         =========         =========


       The accompanying notes are an integral part of these consolidated financial statements.

                               CGI HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (unaudited)


                                                              August 1, 1996     August 1, 1995
                                                                   to                 to
                                                             December 16, 1996  December 31, 1995
                                                             -----------------  -----------------
CASH FLOWS FROM (USED FOR)
 OPERATING ACTIVITIES:
  Net loss                                                        $   (236)        $   (494)
  Adjustments to reconcile net loss to net cash used
     for operating activities
    Depreciation and amortization                                    1,604            1,672
    Deferred income taxes                                             (476)            (529)
    Sale of partnership interest                                       202              -
  Changes in assets and liabilities, net of acquisitions:
    Accounts and notes receivable                                   (6,922)         (17,167)
    Inventories                                                        449           (1,727)
    Prepaid expenses and deposits                                     (628)            (304)
    Other assets                                                      (663)              45
    Accounts payable                                                (2,265)          20,762
    Accrued liabilities                                              6,332             (477)
                                                                  --------         --------
                                                                    (2,603)           1,781
                                                                  --------         --------

CASH FLOWS FROM (USED FOR) INVESTING
  ACTIVITIES
  Payments for acquisitions of retail outlets                          -             (3,000)
  Proceeds from sale of property and equipment                          57              140
  Purchases of and investments in property and
    equipment                                                       (1,083)          (1,556)
                                                                  --------         --------
                                                                    (1,026)          (4,416)
                                                                  --------         --------

CASH FLOWS FROM (USED FOR) FINANCING
  ACTIVITIES:
  Repayments of long-term debt                                        (562)            (625)
  Borrowings on capital leases and other term loans                    -                997
  Repayment of other notes payable                                    (252)            (497)
  Principal payments under capital lease obligations                  (506)            (548)
  Borrowings (repayments) under acquisition line                     5,998            2,806
                                                                  --------         --------
                                                                     4,678            2,133
                                                                  --------         --------


  Net (decrease) increase in cash                                    1,049             (502)
  Cash and cash equivalents, beginning of period                     1,519            4,423
                                                                  --------         --------
  Cash and cash equivalents, end of period                        $  2,568         $  3,921
                                                                  ========         ========



       The accompanying notes are an integral part of these consolidated financial statements.

                               CGI HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of presentation

     The consolidated financial statements include the accounts of CGI Holdings, Inc. (the "Company") and its wholly-owned subsidiary, Coast Gas, Inc., and its wholly-owned subsidiary Coast Energy Group, Inc. ("CEG"). In 1989, the Company formed CEG, headquartered in Houston, Texas, to conduct its wholesale procurement and distribution operations. All significant intercompany transactions have been eliminated in consolidation.

     The accompanying consolidated financial statements are unaudited, except for the consolidated balance sheet at July 31, 1996, and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. They include all adjustments which the Company considers necessary for a fair statement of the results for the interim periods presented.

     Such adjustments consisted only of normal recurring items unless otherwise disclosed. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. These financial statements should be read in conjunction with the Company's financial statements contained in the Partnership's Form S-1 Registration Statement (Registration No. 333-13879). Due to the seasonal nature of the Company's propane business, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.


 2.  COMMITMENTS AND CONTINGENCIES

     The Company has contracts with various suppliers to purchase a portion of its supply needs of LPG for future deliveries with terms ranging from one to twelve months. The contracted quantities are not significant with respect to the Company's anticipated total sales requirements and will generally be acquired at prevailing market prices at the time of shipment. Outstanding letters of credit issued in conjunction with product supply contracts are a normal business requirement. There were no outstanding letters of credit issued on behalf of the Company as of July 31, 1996 and December 16, 1996 other than the $11.3 million and $13.0 million, respectively, drawn against its credit guidance line.

     The Company is engaged in certain legal actions related to the normal conduct of business. In the opinion of management, any possible liability arising from such actions will be adequately covered by insurance or will not have a material adverse effect on the Company's financial position or results of operations.

                               CGI HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


 3.  BUSINESS ACQUISITIONS

     During the quarter ended October 31, 1995, Coast Gas, Inc. acquired one retail outlet in a transaction accounted for using the purchase method of accounting. The cost of the acquired company totaled $4.0 million, including $1.0 million of seller notes and other liabilities and $3.0 million from the increase in the Company's Working Capital/Acquisition bank line. Goodwill resulting from the acquisition totaled $2.8 million.


 4.  SALE OF PARTNERSHIP INTEREST

     Effective October 1, 1996, the Company terminated its participation and interest in Coast Energy Investments, Inc., a limited partnership in which Coast Energy Group, Inc. was a 50% limited partner. The original partnership agreement provided for a minimum investment term through December 1997. The termination resulted in the sale of the Company's partnership interest to its 50% partner and an employee of the partnership. The Company recorded a net loss on the disposition of the partnership interest of $660,000. This amount consisted of a $202,000 loss on the partnership investment and $458,000 of termination costs consisting of salary, consulting, non-compete agreements and other related expenses.


 5.  SUBSEQUENT EVENTS

     On December 17, 1996, substantially all of the assets and liabilities of the Company were contributed to Cornerstone Propane, L.P., a Delaware limited partnership, a subsidiary of Cornerstone Propane Partners, L.P. Following this transaction, on December 17, 1996, Cornerstone Propane Partners, L.P. completed its initial public offering (see Note 1 to the consolidated financial statements of Cornerstone Propane Partners, L.P., included herein).

                       CORNERSTONE PROPANE PARTNERS, L.P.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)


                                                            December 17, 1996
                                                           to December 31, 1996
                                                           --------------------
Statement of Operations Data:
  Revenues                                                       $40,370
  Gross profit (a)                                                 9,029
  Depreciation and amortization                                      575
  Operating income                                                 4,076
  Interest expense                                                   778
  Provision for income taxes                                           5
  Net income                                                       3,293

Operating Data:
  EBITDA (b)                                                      $4,651
  Capital expenditures (c)                                           504
  Retail propane gallons sold                                     15,417

----------

(a) Gross profit is computed by reducing total revenues by the direct cost of the products sold.

(b) EBITDA is defined as operating income plus depreciation and amortization. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating the Partnership's ability to make the Minimum Quarterly Distribution.

(c) Capital expenditures fall generally into three categories: (i) growth capital expenditures, which include expenditures for the purchase of new propane tanks and other equipment to facilitate expansion of the retail customer base, (ii) maintenance capital expenditures, which includes expenditures for repair and replacement of property, plant and equipment, and (iii) acquisition capital expenditures.

                                    SYN Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)


                                      July 1, 1995
                                      to August 14,    August 15,                    October 1,      October 1,
                                           1995         1995 to      July 1, 1996      1995 to        1996 to
                                      (Predecessor    December 31,  to December 16,  December 31,   December 16,
                                         Basis)           1995           1996           1995            1996
                                      ------------    -----------    ------------   -----------     -----------
Statement of Operations Data:
  Revenues                             $ 7,568         $38,589          $44,066        $28,024        $26,183
  Gross profit (a)                       3,937          20,214           20,744         15,231         11,801
  Depreciation and amortization            472           1,728            1,904          1,217            904
  Operating income (loss)                 (167)          5,307            3,769          4,298          3,739
  Interest expense                         816           2,347            3,311          1,758          1,646
  Provision for income taxes              (373)          1,350              298          1,262            848
  Net income (loss)                       (610)          1,610              160          1,278          1,245

Operating Data:
  EBITDA (b)                           $   305         $ 7,035          $ 5,673        $ 5,515        $ 4,643
  Capital expenditures (c)                 -             4,497            4,709            695          3,138
  Retail propane gallons sold            6,952          35,443           39,468         25,738         23,040

----------

(a) Gross profit is computed by reducing total revenues by the direct cost of the products sold.

(b) EBITDA is defined as operating income plus depreciation and amortization. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating the Partnership's ability to make the Minimum Quarterly Distribution.

(c) Capital expenditures fall generally into three categories: (i) growth capital expenditures, which include expenditures for the purchase of new propane tanks and other equipment to facilitate expansion of the retail customer base, (ii) maintenance capital expenditures, which includes expenditures for repair and replacement of property, plant and equipment, and (iii) acquisition capital expenditures.

                                  EMPIRE ENERGY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)


                                                                        October 1,
                                    July 1, 1995 to  July 1, 1996        1995 to       October 1, 1996
                                     December 31,   to December 16,    December 31,   to December 16,
                                         1995            1996              1995              1996
                                    ---------------  ------------      -----------    ----------------
Statement of Operations Data:
  Revenues                             $ 44,035        $ 43,201         $ 31,812        $ 28,166
  Gross profit (a)                       22,828          19,891           16,733          12,766
  Depreciation and amortization           2,726           2,929            1,438           1,344
  Operating income                        5,558           3,567            6,822           5,036
  Interest expense                        1,112           3,621              736           1,917
  Provision for income taxes              1,900              32            2,450           1,197
  Net income (loss)                       2,546             (86)           3,636           1,922

Operating Data:
  EBITDA (b)                           $  8,284        $  6,496         $  8,260        $  6,380
  Capital expenditures (c)             $  3,110        $  2,823         $  2,705        $  1,475
  Retail propane gallons sold            49,249          40,847           34,640          24,700

----------

(a) Gross profit is computed by reducing total revenues by the direct cost of the products sold.

(b) EBITDA is defined as operating income plus depreciation and amortization. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating the Partnership's ability to make the Minimum Quarterly Distribution.

(c) Capital expenditures fall generally into three categories: (i) growth capital expenditures, which include expenditures for the purchase of new propane tanks and other equipment to facilitate expansion of the retail customer base, (ii) maintenance capital expenditures, which includes expenditures for repair and replacement of property, plant and equipment, and (iii) acquisition capital expenditures.

                               CGI HOLDINGS, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)


                                                                                 November 1,
                                            August 1, 1995    August 1, 1996       1995 to     November 1, 1996
                                           to December 31,    to December 16,    December 31,   to December 16,
                                                1995               1996              1995             1996
                                           ----------------- ---------------- -------------- -------------------
Statement of Operations Data:
  Revenues                                   $ 159,104         $ 182,029         $  75,034        $  73,854
  Gross profit (a)                              12,624            13,924             6,391            6,015
  Depreciation and amortization                  1,672             1,604               689              537
  Operating income                               1,341             1,741             1,990            1,851
  Interest expense                               2,364             2,002               979              708
  Provision for income taxes (credit)             (529)              (25)              142              466
  Net income (loss)                               (494)             (236)              869              677

Operating Data:
  EBITDA (b)                                 $   3,013         $   3,345         $   2,679        $   2,388
  Capital expenditures (c)                   $   4,556         $   1,083         $   1,061        $     489
  Retail propane gallons sold                   13,508            13,380             7,088            6,367

----------

(a) Gross profit is computed by reducing total revenues by the direct cost of the products sold, except for depreciation and amortization.

(b) EBITDA is defined as operating income plus depreciation and amortization. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating the Partnership's ability to make the Minimum Quarterly Distribution.

(c) Capital expenditures fall generally into three categories: (i) growth capital expenditures, which include expenditures for the purchase of new propane tanks and other equipment to facilitate expansion of the retail customer base, (ii) maintenance capital expenditures, which includes expenditures for repair and replacement of property, plant and equipment, and (iii) acquisition capital expenditures.

                       CORNERSTONE PROPANE PARTNERS, L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the historical financial condition and results of operations for the Partnership and its principal predecessor entities, Synergy, Empire Energy and Coast, should be read in conjunction with the Selected Historical Financial and Operating Data and notes thereto and the historical and pro forma financial statements and notes thereto included elsewhere in this Form 10-Q. No separate discussion of the historical financial condition and results of operations of Myers has been included based on the Partnership's belief that such information is not material to the Partnership.

GENERAL

The Partnership is a Delaware limited partnership recently formed to own and operate the propane business and assets of Synergy, Empire Energy, Myers and Coast. It is the fifth largest retail marketer of propane in the United States, serving more than 360,000 residential, commercial, industrial and agricultural customers from 312 customer service centers in 26 states.

Because a substantial portion of the Partnership's propane is used in the weather-sensitive residential markets, the temperatures realized in the Partnership's areas of operations, particularly during the six-month peak heating season, have a significant effect on the financial performance of the Partnership. In any given area, warmer-than-normal temperatures will tend to result in reduced propane use. Therefore, information on normal temperatures is used by the Partnership in understanding how historical results of operations are affected by temperatures that are colder or warmer than normal and in preparing forecasts of future operations, which are based on the assumption that normal weather will prevail in each of the Partnership's regions.

In determining actual and normal weather for a given period of time, the Partnership compares the actual number of Heating Degree Days for such period to the average number of Heating Degree Days for a longer time period assumed to more accurately reflect the average normal weather, in each case as such information is published by the National Weather Service Climate Analysis Center, for each measuring point in each of the Partnership's regions. Synergy and Empire Energy have historically used the 30-year period from 1961-1990, and Coast has historically used a 10-year rolling average. The Partnership then calculates weighted averages, based on retail volumes attributable to each measuring point, of actual and normal Heating Degree Days within each region. Based on this information, the Partnership calculates a ratio of actual Heating Degree Days to normal Heating Degree Days, first on a regional basis and then on a Partnership-wide basis.

Although the Partnership believes that comparing temperature information for a given period of time to "normal" temperatures is helpful for an understanding of the Partnership's results of operations, when comparing variations in weather to changes in total revenues or operating profit, attention is drawn to the fact that a portion of the Partnership's total revenues is not weather-sensitive and other factors such as price, competition, product supply costs and customer mix also

                       CORNERSTONE PROPANE PARTNERS, L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



affect the results of operations. Furthermore, actual weather conditions in the Partnership's regions can vary substantially from historical experience.

Gross profit margins are not only affected by weather patterns but also by changes in customer mix. For example, sales to residential customers ordinarily generate higher margins than sales to other customer groups, such as commercial or agricultural customers. In addition, gross profit margins vary by geographic region. Accordingly, profit margins could vary significantly from year to year in a period of identical sales volumes.

The Partnership intends to purchase a portion of its propane (approximately 50% to 60% of a given typical year's projected propane needs) pursuant to agreements with terms of less than one year at market prices. The balance of its propane needs for the year will be satisfied in the spot market. The Partnership generally does not enter into supply contracts containing "take or pay" provisions.

The Partnership will engage in hedging of product cost and supply through common hedging practices. These practices will be monitored and maintained by management for the Partnership on a daily basis. Hedging of product cost and supply does not always result increased margins and is not considered to be material to operations or liquidity for the fourteen-day period ended December 31, 1996.

ANALYSIS OF HISTORICAL RESULTS OF OPERATIONS

During the fourteen-day period from commencement on December 17, 1996 to December 31, 1996, the Partnership sold 15.4 million retail gallons and 18.6 million wholesale gallons. Retail operating revenues and wholesale revenues were $17.8 million and $22.6 million, respectively, for the fourteen-day period. Retail gross profit amounted to $8.0 million and gross profit per retail gallon was approximately $0.52 per gallon for the fourteen-day period ended December 31, 1996. As a percentage of revenues, operating expenses were 9.4% and general and administrative expenses were 1.4%. Total EBITDA was $4.7 million and approximately $0.30 per retail gallon for the fourteen-day period. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating the Partnership's ability to distribute the Minimum Quarterly Distribution.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

Cash provided by operating activities during the fourteen-day period ended December 31, 1996 was $4.5 million. Cash flow from operations included a net income of $3.3 million and non-cash charges of $0.6 million for the period, comprised principally of depreciation and amortization

                       CORNERSTONE PROPANE PARTNERS, L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


expense. The impact of working capital changes increased cash flow by approximately $0.6 million.

Cash used in investment activities for the fourteen-day period ended December 31, 1996 totaled $0.5 million, which was principally used for purchases of property and equipment. Cash used in financing activities was $2.4 million for the fourteen-day period ended December 17, 1996. This amount reflects net repayments on the Working Capital Facility.

On December 17, 1996, Cornerstone Propane Partners, L.P. completed its initial public offering, proceeds from which amounted to $191.8 million. Concurrently with the IPO, Cornerstone Propane, L.P. (the "Operating Partnership") issued $220.0 million of Senior Notes and borrowed $12.8 million on its Working Capital Facility. Also on the IPO date, the Operating Partnership received cash of $22.4 million from the Predecessor Companies.

Proceeds from the IPO, Senior Notes and the Working Capital Facility were used to repay liabilities assumed by the Operating Partnership ($337.6 million), to make distributions to the Special General Partner to redeem its preferred stock ($61.2 million) and to provide net worth to the Special General Partner ($15.5 million). The balance ($10.3 million) was used to pay expenses of the Partnership organization and formation.


FINANCING AND SOURCES OF LIQUIDITY

On December 17, 1996, the Operating Partnership issued $220.0 million of Senior Notes with an annual interest rate of 7.53% pursuant to note purchase agreements with various investors (collectively, the "Note Agreement"). The Senior Notes mature on December 30, 2010, and require semi-annual interest payments commencing December 30, 1996. The Note Agreement requires that the principal be paid in equal annual payments of $27.5 million starting December 30, 2003.

The Operating Partnership's obligations under the Note Agreement are secured, on an equal and ratable basis with its obligations under the Bank Credit Agreement, by a first priority security interest in the Operating Partnership's inventory, accounts receivable and certain customer storage tanks. The Note Agreement contains customary representations, warranties, events of defaults and covenants applicable to the Operating Partnership and its "Restricted Subsidiaries" (as defined therein), including limitations, among others, on the ability of the Operating Partnership and its Restricted Subsidiaries to incur additional indebtedness, create liens, make investments and loans, enter into mergers, consolidations or sales of all or substantially all assets and make asset sales. Generally, so long as no default exists or would result, the Operating Partnership is permitted to make any Restricted Payment (as defined in the Note Agreement and including distributions to the Partnership) during each fiscal quarter in amount not in excess of Available Cash with respect to the immediately preceding quarter.

                       CORNERSTONE PROPANE PARTNERS, L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Also on the same date, the Operating Partnership entered a bank credit agreement consisting of a working capital facility (the "Working Capital Facility") and an acquisition facility (the "Acquisition Facility"). The Working Capital Facility provides for borrowings up to $50 million (including a $30 million sublimit for letters of credit through March 31, 1997 and $20 million thereafter), and matures on December 31, 1999. The Bank Credit Agreement provides that there must be no amount outstanding under the Working Capital Facility (excluding letters of credit) in excess of $10 million for at least 30 consecutive days during each fiscal year. Borrowings under the Working Capital Facility totaled $10.4 million at December 31, 1996. Issued outstanding letters of credit totaled $18.4 million at December 31, 1996. The Acquisition Facility provides the Operating Partnership with the ability to borrow up to $75 million to finance propane business acquisitions. The Acquisition Facility operates as a revolving facility through December 31, 1999, at which time any loans then outstanding may be converted to term loans and will amortize quarterly for a period of four years thereafter. No amounts were outstanding at December 31, 1996. The Operating Partnership's obligations under the Bank Credit Agreement are secured by a security interest in the Operating Partnership's inventory, accounts receivable and certain customer storage tanks.

Loans under the Bank Credit Agreement bear interest as a per annum rate equal to either (at the Operating Partnership's option): (a) the sum (the "Base Rate") of the applicable margin, and the higher of (i) the agent bank's prime rate and
(ii) the federal funds rate plus one-half of 1%, and (b) the sum (the "Eurodollar Rate") of the applicable margin and the rate offered by the agent bank to major banks in the offshore dollar market (as adjusted for applicable reserve requirements, if any). The applicable margin for Base Rate loans varies between 0% and .12%, and the applicable margin for Eurodollar Rate loans varies between .25% and .80%, in each case depending upon the Operating Partnership's ratio of consolidated "Debt" to "Consolidated Cash Flow" (as such terms are defined in the Bank Credit Agreement). At December 31, 1996, the applicable Base and Eurodollar Rates were 8.275% and 6.2375%, respectively. In addition, an annual fee is payable quarterly by the Operating Partnership (whether or not borrowings occur) ranging from .125% to .325% depending upon the ratio referenced above.

The Bank Credit Agreement contains customary representations, warranties, events of defaults and covenants including limitations, among others, on the ability of the Operating Partnership and its "Restricted Subsidiaries" (as defined therein) to incur or maintain certain indebtedness or liens, make investments and loans, enter into mergers, consolidations or sales of all or substantially all of its assets and make assets sales. Generally, so long as no default exists or would result, the Operating Partnership is permitted to make any Restricted Payment (as defined in the Bank Credit Agreement and including distributions to the Partnership) during each fiscal quarter in amount not to exceed Available Cash with respect to the immediately preceding quarter.

In addition, the Bank Credit Agreement provides that: (1) the Operating Partnership not permit the ratio of its consolidated Debt (as defined in the Bank Credit Agreement) less cash on hand (in

                       CORNERSTONE PROPANE PARTNERS, L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



excess of $1 million up to $10 million) to Consolidated Cash Flow (as defined in the Bank Credit Agreement) to exceed 4.75:1.00 at any time on or before December 31, 1997, 4.50:1.00 at any time on or before December 31, 1998 and 4.25:1.00 at any time thereafter; and (2) the Operating Partnership not permit the ratio of its Consolidated Cash Flow to consolidated "Interest Expense" (as defined therein) to be less than 2.00:1.00 prior to December 31, 1997, 2.25:1.00 any time thereafter on or before December 31, 1998 and 2.50:1.00 at any time thereafter.

                                  SYN Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Analysis of Historical Results of Operations

The following discussion compares the results of operations and other data for SYN Inc. ("Synergy") for the two and one-half month period ended December 16, 1996 to the three-month period ended December 31, 1995, and five and one-half month period ended December 16, 1996 to the six-month period ended December 31, 1995.

Two and one-half months ended December 16, 1996 compared to three months ended December 31, 1995

Volume. During the two and one-half months ended December 16, 1996, Synergy sold
23.0 million retail propane gallons, a decrease of 2.7 million gallons, or 10.5%, from the 25.7 million retail propane gallons sold during the three months ended December 31, 1995. The decrease in retail volume was primarily attributable to a reduction of 5.7 million gallons for the 14 days ended December 31, 1996 offset by an increase of 3.0 million gallons due to acquisitions and mergers since December 31, 1995. These acquisitions combined with the completion by new management of new sales programs and activities helped to increase volume despite slightly warmer weather in some regions served by SYN Inc. in 1996 compared to 1995.

Revenues. Revenues decreased by $1.8 million, or 6.4%, to $26.2 million for the two and one-half months ended December 16, 1996, as compared to $28.0 million for the three months ended December 31, 1995. This decrease was primarily attributable to a reduction in revenues of $7.1 million for the 14 days ended December 31, 1996 offset by increased propane prices per gallon in the two and one-half months ended December 16, 1996, resulting from increased costs during that period as discussed below.

Cost of Product Sold. Cost of product sold increased by $1.6 million, or 12.5%, to $14.4 million for the two and one-half months ended December 16, 1996, as compared to $12.8 million for the three months ended December 31, 1995. The increase in cost of product sold was primarily due to the increased sales volume discussed above combined with an increase in the wholesale cost of propane, which increased approximately 40% per gallon in the two and one-half months ended December 16, 1996 compared to the same period of the prior year. This increase was offset by a reduction of cost of product sold of $4.0 million for the 14 days ended December 31, 1996. As a percentage of revenues, cost of product sold increased to 55.0% for the two and one-half months ended December 16, 1996, as compared to 45.7% for the three months ended December 31, 1995.

Gross Profit. Gross profit decreased $3.4 million, or 22.4%, to $11.8 million for the two and one-half months ended December 16, 1996, as compared to $15.2 million for the three months ended December 31, 1995. This decrease was primarily due to a reduction of gross profit of $3.1 million for the 14 days ended December 31, 1996.

                                  SYN Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



General and Administrative Expenses. General and administrative expenses (which include salaries and commissions and related party corporate administration fees) decreased by $2.5 million, or 25.8%, to $7.2 million for the two and one-half months ended December 16, 1996, as compared to $9.7 million for the three months ended December 31, 1995. The majority of this decrease was attributable to a reduction of expenses of $2.0 million for the 14 days ended December 31, 1996 and reduced insurance expense. As a percentage of revenues, general and administrative expenses decreased to 27.3% for the two and one-half months ended December 16, 1996, as compared to 34.7% for the three months ended December 31, 1995.

Depreciation and Amortization. Depreciation and amortization decreased $0.3 million, or 25.0%, to $0.9 million for the two and one-half months ended December 16, 1996, as compared to $1.2 million for the three months ended December 31, 1995. This decrease was primarily attributable to a slight timing difference in computing amortization and depreciation on the assets acquired at August 14, 1995 with the formation of Synergy and a reduction in depreciation expense of $0.1 million for the 14 days ended December 31, 1996.

Operating Income (Loss). Operating income decreased $0.6 million, or 14%, to $3.7 million for the two and one-half months ended December 16, 1996, as compared to $4.3 million in the three months ended December 31, 1995. This decrease was primarily due to the reduction of $1.0 million of operating income for the fourteen days ended December 31, 1996 offset by reduced insurance expense.

Interest Expense. Interest expense decreased by $0.1 million, or 5.6%, to $1.7 million for the two and one-half months ended December 16, 1996, as compared to $1.8 million for the three months ended December 31, 1995. This decrease was primarily due to the retirement of the debt effective December 17, 1996 with the consummation of the Cornerstone Propane Partners, L.P. IPO.

Net Income. Synergy had a net income of $1.2 million for the two and one-half months ended December 16, 1996, as compared to a net income of $1.3 million for the three months ended December 31, 1995. This decrease was primarily attributable to the decreased operating income offset by a lower provision for income taxes.

EBITDA. Total EBITDA decreased by $0.9 million, or 16.4%, to $4.6 million for the two and one-half months ended December 16, 1996, as compared to $5.5 million for the three months ended December 31, 1995. The decrease in total EBITDA reflects a reduction in EBITDA of $1.1 million for the 14 days ended December 31, 1996 offset by the reduction in operating and general and administrative expenses discussed above. As a percentage of revenues, total EBITDA decreased to 17.7% for the two and one-half months ended December 16, 1996, as compared to 19.7% for the three months ended December 31, 1995. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating the Partnership's ability to distribute the Minimum Quarterly Distribution.

                                  SYN Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Five and one-half Months ended December 16, 1996 compared to Six Months Ended December 31, 1995

Volume. During the five and one-half months ended December 16, 1996, Synergy sold 39.5 million retail propane gallons, a decrease of 2.9 million gallons, or 6.8%, compared to 42.4 million retail propane gallons sold during the six months ended December 31, 1995. The decrease in retail volume was primarily attributable to the longer sales period in fiscal 1995 offset by acquisitions and mergers subsequent to December 31, 1995.

Revenues. Revenues decreased by $2.1 million, or 4.5%, to $44.1 million for the five and one-half months ended December 16, 1996, as compared to $46.2 million for the six months ended December 31, 1995. This decrease was primarily attributable to the longer sales period in fiscal 1995 offset by increased propane sales prices per gallon for the five and one-half months ended December 31, 1996.

Cost of Product Sold. Cost of product sold increased by $1.3 million, or 5.9%, to $23.3 million for the five and one-half months ended December 16, 1996, as compared to $22.0 million for the six months ended December 31, 1995. The increase in cost of product sold was due to a higher wholesale cost of propane, approximately 26% higher per gallon, partially offset by the exclusion of cost of products sold during the fourteen-day period ended December 31, 1996.

Gross Profit. Gross profit decreased $3.4 million, or 14.0%, to $20.7 million for the five and one-half months ended December 16, 1996, as compared to $24.1 million for the six months ended December 31, 1995. This decrease was primarily due to the longer sales period in fiscal 1995.

General and Administrative Expenses. General and administrative expenses (which include salaries and commissions and related party corporate administration fees) decreased by $1.7 million, or 10.1%, to $15.1 million for the five and one-half months ended December 16, 1996, as compared to $16.8 million for the six months ended December 31, 1995. The majority of this decrease was attributable to the longer sales period in fiscal 1995. As a percentage of revenues, general and administrative expenses decreased to 34.2% for the five and one-half months ended December 16, 1996, as compared to 36.4% for the six months ended December 31, 1995.

Depreciation and Amortization. Depreciation and amortization decreased $0.3 million or 13.6% to $1.9 million for the five and one-half months ended December 16, 1996, as compared to $2.2 million for the six months ended December 31, 1995. This decrease was primarily attributable to the longer sales period in fiscal 1995.

Operating Income. Operating income decreased $1.3 million, or 25.5%, to $3.8 million for the five and one-half months ended December 16, 1996, as compared to $5.1 million in the four and

                                  SYN Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



one-half months ended December 31, 1995. This decrease was primarily due to the longer sales period in fiscal 1995.

Interest Expense. Interest expense increased by $0.1 million or 3.1% to $3.3 million for the five and one-half months ended December 16, 1996, as compared to $3.2 million for the six months ended December 31, 1995. This increase was primarily due to the longer sales period in fiscal 1995.

Net Income. Synergy had a net income of $0.2 million for the five and one-half months ended December 16, 1996, as compared to a net income of $1.0 million for the six months ended December 31, 1995. This decrease was primarily attributable to the longer sales period in fiscal 1995.

EBITDA. Total EBITDA decreased by $1.6 million, or 21.9%, to $5.7 million for the five and one-half months ended December 16, 1996, as compared to $7.3 million for the six months ended December 31, 1995. The decrease in total EBITDA reflects the effect of having 14 days less EBITDA in December 1996, when the Company is more profitable. As a percentage of revenues, total EBITDA decreased to 12.9% for the five and one-half months ended December 16, 1996, as compared to 15.9% for the six months ended December 31, 1995. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating the Partnership's ability to distribute the Minimum Quarterly Distribution.


LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash provided by operating activities during the five and one-half months ended December 16, 1996 was $4.3 million. Cash flow from operations included a net income of $0.2 million. Net income was reduced by non-cash charges of $2.4 million for the period, comprised principally of depreciation and amortization expense. The impact of working capital changes increased cash flow by approximately $1.7 million.

Cash used in investment activities for the five and one-half months ended December 16, 1996 totaled $3.8 million, which was principally used to purchase property and equipment. Cash used in financing activities was $0.3 million for the five and one-half months ended December 16, 1996. This amount reflects borrowings under Synergy's revolving credit line of $3.8 million, partially offset by principal payments on other notes payable in the amount of $0.2 million and the payment of preferred stock dividends of $3.9 million.

Financing and Sources of Liquidity

                                  SYN Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



On December 28, 1995, Synergy entered into a revolving credit agreement with Bank of Boston, which was amended in August 1996. Synergy's revolving credit facility consists of a revolving credit line of up to $30.0 million, including up to $7.5 million for letters of credit. The revolving credit facility bears interest at either the Eurodollar rate plus 2.0% or the prime rate plus .75%. The obligations of Synergy under the revolving credit agreement are secured by its accounts receivable, inventory, instruments and documents and a pledge of the capital stock of its subsidiaries. The revolving credit agreement contains customary operating and maintenance covenants. Synergy's obligations under the revolving credit agreement have been jointly and severally guaranteed by each of its subsidiaries. The revolving credit facility matures on December 31, 1997.

On July 31, 1996, Synergy entered into a term loan agreement with NPS in the principal amount of approximately $52.8 million, secured by substantially all of Synergy's personal property. The term loan bears interest at a rate of 9.12% per annum. The debt and security interests under the term loan agreement are subordinate to the debt owed to and security interests of Bank of Boston under the revolving credit agreement. The term loan agreement contains customary financial and performance covenants. No principal payments are due under the term loan until it matures on August 1, 2005.

All of the above debt was repaid in full on December 17, 1996 with the proceeds of the Cornerstone Propane Partners, L.P. public offering, the Cornerstone Propane, L.P. Note Agreement and borrowings under the Cornerstone Propane, L.P. Bank Credit Agreement.

                            EMPIRE ENERGY CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Analysis of Historical Results of Operations

The following discussion compares the results of operations and other data for Empire Energy Corporation ("Empire") for the two and one-half month period ended December 16, 1996 to the three-month period ended December 31, 1995, and the five and one-half month period ended December 16, 1996 to the six-month period ended December 31, 1995.

Two and one-half months ended December 16, 1996 compared to three months ended December 31, 1995

Volume. During the two and one-half months ended December 16, 1996, Empire sold
24.7 million retail propane gallons, a decrease of 9.9 million gallons, or 28.6%, from the 34.6 million retail propane gallons sold during the three months ended December 31, 1995. The decrease in retail volume was attributable to a reduction in gallons of 5.8 million for the fourteen days ended December 31, 1996 and a decrease of 4.1 million gallons primarily due to warmer weather in the Company's market area.

Revenues. Total operating revenues decreased $3.6 million, or 11.3%, to $28.2 million for the two and one-half months ended December 16, 1996, as compared to $31.8 million for the three months ended December 31, 1995. This decrease was attributable to a reduction in operating revenues of $7.4 million for the fourteen days ended December 31, 1996 offset by an increase in revenues due to higher propane prices in the Company's core market area in fiscal 1996.

Cost of Product Sold. Total cost of product sold increased by $0.3 million, or 2.0%, to $15.4 million for the two and one-half months ended December 16, 1996, as compared to $15.1 million for the three months ended December 31, 1995. The increase was attributable to the higher propane prices in fiscal 1996 offset by a reduction of cost of product sold of $3.8 million for the fourteen days ended December 31, 1996.

Gross Profit. Gross profit decreased by $3.9 million, or 23.4%, to $12.8 million for the two and one-half months ended December 16, 1996, as compared to $16.7 million for the three months ended December 31, 1995. This decrease was primarily due to a reduction in gross profit of $3.6 million for the fourteen days ended December 31, 1996.

General and Administrative Expenses. General and administrative expenses (which include allowance for doubtful accounts) decreased by $2.1 million, or 24.7%, to $6.4 million for the two and one-half months ended December 16, 1996, as compared to $8.5 million for the three months ended December 31, 1995. The decrease was due primarily to a reduction in expenses of $1.5 million for the fourteen days ended December 31, 1996 and a decrease in insurance expense. As a percentage of revenues, general and administrative expenses decreased to 22.7% for the two and one-half months ended December 16, 1996, as compared to 26.7% for the three months ended December 31, 1995.

                            EMPIRE ENERGY CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Depreciation and Amortization. Depreciation and amortization decreased $0.1 million, or 7.1%, to $1.3 million for the two and one-half months ended December 16, 1996, as compared to $1.4 million for the three months ended December 31, 1995. This decrease was largely the result of a reduction of $0.3 million in depreciation for the fourteen days ended December 31, 1996, offset by an increase due to the revaluation of assets for purchase accounting adjustments in August 1996.

Operating Income. Operating income decreased $1.8 million, or 26.5%, to $5.0 million for the two and one-half months ended December 16, 1996, as compared to $6.8 million in the three months ended December 31, 1995. This increase was primarily due to the longer sales period in fiscal 1995.

Interest Expense. Interest expense increased by $1.2 million to $1.9 million for the two and one-half months ended December 16, 1996, as compared to $0.7 million for the three months ended December 31, 1995. This increase was a result of debt incurred in connection with the Management Buyout which occurred in August of 1996.

Net Income. The Company had a net income of $1.9 million for the two and one-half months ended December 16, 1996, as compared to a net income of $3.6 million for the three months ended December 31, 1995. This decrease was principally the result of a reduction in net income of $1.8 million for the fourteen days ended December 31, 1996, and the increased interest expense, offset by a lower provision for income taxes.

EBITDA. Total EBITDA decreased by $1.9 million, or 22.9%, to $6.4 million for the two and one-half months ended December 16, 1996, as compared to $8.3 million for the three months ended December 31, 1995. The decrease in total EBITDA reflects the longer sales period in fiscal 1995. As a percentage of revenues, total EBITDA decreased to 22.6% for the two and one-half months ended December 16, 1996, as compared to 26.0% for the three months ended December 31, 1995. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating the Partnership's ability to distribute the Minimum Quarterly Distribution.


Five and one-half Months ended December 16, 1996 compared to Six Months Ended December 31, 1995

Volume. During the five and one-half months ended December 16, 1996, the Company sold 40.8 million retail propane gallons, a decrease of 8.4 million gallons, or 17.1%, from the 49.2 million retail propane gallons sold during the six months ended December 31, 1995. The decrease in retail volume was primarily attributable to a reduction in gallons of 5.8 million for the fourteen days ended December 31, 1996 and to warmer weather in the Company's market area.

                            EMPIRE ENERGY CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Operating Revenues. Total operating revenues decreased $0.8 million, or 1.8%, to $43.2 million for the five and one-half months ended December 16, 1996, as compared to $44 million for the six months ended December 31, 1995. This decrease was attributable to a reduction in operating revenues of $7.4 million for the fourteen days ended December 31, 1996 offset by an increase in revenues due to higher propane prices in the Company's core market area in fiscal 1996.

Cost of Product Sold. Total cost of product sold increased by $2.1 million, or 9.9%, to $23.3 million for the five and one-half months ended December 16, 1996, as compared to $21.2 million for the six months ended December 31, 1995. The increase was primarily attributable to the higher propane prices in fiscal 1996 offset by a reduction of cost of product sold of $3.8 million for the fourteen days ended December 31, 1996. As a percentage of revenues, cost of product sold increased to 53.9% for the five and one-half months ended December 16, 1996, as compared to 48.2% for the six months ended December 31, 1995.

Gross Profit. Gross profit decreased $2.9 million, or 12.7%, to $19.9 million for the five and one-half months ended December 16, 1996, as compared to $22.8 million for the six months ended December 31, 1995. This decrease was primarily due to reduced sales volume offset by a higher gross profit per gallon.

General and Administrative Expenses. General and administrative expenses (which include allowance for doubtful accounts) decreased by $1.2 million, or 8.2%, to $13.4 million for the five and one-half months ended December 16, 1996, as compared to $14.5 million for the six months ended December 31, 1995. The decrease was due primarily to a reduction in expense of $1.5 million for the fourteen days ended December 31, 1996. As a percentage of revenues, general and administrative expenses decreased to 31.0% for the five and one-half months ended December 16, 1996, as compared to 33.0% for the six months ended December 31, 1995.

Depreciation and Amortization. Depreciation and amortization increased $0.2 million, or 7.4%, to $2.9 million for the five and one-half months ended December 16, 1996, as compared to $2.7 million for the six months ended December 31, 1995. This increase was largely the result of the revaluation of the assets for purchase accounting adjustments in August of 1996, offset by a reduction of $0.3 million in depreciation for the fourteen days ended December 31, 1996.

Operating Income. Operating income decreased $2.0 million, or 35.7%, to $3.6 million for the five and one-half months ended December 16, 1996, as compared to $5.6 million in the six months ended December 31, 1995. This decrease was primarily due to the longer sales period in 1995.

Interest Expense. Interest expense increased $2.5 million to $3.6 million for the five and one-half months ended December 16, 1996, as compared to $1.1 million for the six months ended

                            EMPIRE ENERGY CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



December 31, 1995. This increase was a result of new debt for the Management Buyout which occurred in August of 1996.

Net Loss. The Company had a net loss of $0.1 million for the five and one-half months ended December 16, 1996, as compared to a net income of $2.5 million for the six months ended December 31, 1995. This decrease was primarily the result of a reduction in net income of $1.8 million for the fourteen days ended December 31, 1996, and the increase in interest expense, offset by a lower provision for income taxes.

EBITDA. Total EBITDA decreased by $1.8 million, or 21.7%, to $6.5 million for the five and one-half months ended December 16, 1996, as compared to $8.3 million for the six months ended December 31, 1995. The decrease in total EBITDA reflects the longer sales period in 1995. As a percentage of revenues, total EBITDA decreased to 15% for the five and one-half months ended December 16, 1996, as compared to 18.8% for the six months ended December 31, 1995. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating the Partnership's ability to distribute the Minimum Quarterly Distribution.


LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash used in operating activities during the five and one-half months ended December 16, 1996 was $8.8 million. Cash flow from operations included a net loss of $0.1 million, largely offset by non-cash charges of $2.8 million for the period, comprised principally of depreciation and amortization expense. The impact of working capital changes decreased cash flow by approximately $11.5 million.

Cash used in investment activities for the five and one-half months ended December 16, 1996 totaled $3.0 million, which was principally used for purchase of property and equipment. Cash provided by financing activities was $10.3 million for the five and one-half months ended December 16, 1996. This amount reflects borrowings under the Company's revolving credit line and funding from the Management Buyout credit facilities of $10.4 million, partially offset by principal payments on other notes payable in the amount of $0.1 million.

Financing and Sources of Liquidity

In connection with the Management Buyout on August 1, 1996, Empire Energy obtained a new credit facility from Bank of Boston replacing its prior credit facilities. The new credit facility

                            EMPIRE ENERGY CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



provides for loans of $124.0 million, including (i) a $42.0 million term loan, which matures on December 31, 2002, (ii) a $52.0 million second term loan, which matures on December 31, 2006, (iii) a $20.0 million working capital facility which matures on June 30, 2001, and (iv) a $10.0 million acquisition credit facility, which matures on December 30, 2002. These loans bear interest at rates ranging from the Bank of Boston prime rate up to 3.25% plus the Eurodollar rate, depending on the type of loan and the amount of debt outstanding. The new credit facility includes working capital, cash flow and net worth requirements as well as dividend and capital expenditure restrictions and is secured by all goods, machinery, equipment and other personal property of Empire Energy. In addition, Empire Energy's obligations under the credit facility have been jointly and severally guaranteed by each of its subsidiaries.

All of the above debt was repaid in full on December 17, 1996 with the proceeds of the Cornerstone Propane Partners, L.P. public offering, the Cornerstone Propane, L.P. Note Agreement and borrowings under the Cornerstone Propane, L.P. Bank Credit Agreement.

                               CGI HOLDINGS, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Analysis of Historical Results of Operations

The following discussion compares the results of operations and other data for CGI Holdings, Inc. and its subsidiaries ("Coast") for the one and one-half month period ended December 16, 1996 to the two-month period ended December 31, 1995, and the four and one-half month period ended December 16, 1996 to the five-month period ended December 31, 1995.

One and one-half months ended December 16, 1996 compared to two months ended December 31, 1995

Volume. During the one and one-half months ended December 16, 1996, Coast sold
57.0 million wholesale propane gallons of natural gas liquids, a decrease of 9.4 million gallons, or 14.2%, from the 66.4 million gallons sold in the two months ended December 31, 1995. The decrease in volume was primarily attributable to the 1996 period having fourteen days less than the 1995, period offset by increased demand due to cooler weather. In the fourteen-day period from December 17, 1996 to December 31, 1996, sales volume amounted to 18.6 million gallons. During the one and one-half months ended December 16, 1996, Coast sold 6.4 million retail propane gallons, a decrease of 0.7 million gallons, or 10.2%, from the 7.1 million retail propane gallons sold during the two months ended December 31, 1995. The decrease in retail volume is primarily attributable to the 1996 period having fourteen days less than the 1995 period offset by the impact of cooler weather in some of the retail markets served by Coast in 1996. Retail sales volume in the fourteen-day period from December 17, 1996 to December 31, 1996 period amounted to 2.2 million gallons.

Revenues. Revenues decreased by $1.2 million, or 1.6%, to $73.9 million for the one and one-half months ended December 16, 1996, as compared to $75.0 million for the two months ended December 31, 1995. The decrease was primarily attributable to the 1996 period having fourteen days less than the 1995 period offset by increases in propane and natural gas sales prices. Revenue in the fourteen-day period from December 17, 1996 to December 31, 1996 amounted to $25.6 million. Retail operating revenues increased by $0.3 million, or 3.2%, to $8.1 million for the one and one-half months ended December 16, 1996, as compared to $7.9 million for the two months ended December 31, 1995. The increase resulted from the impact of colder weather in many retail markets served by Coast. This increase is offset by the 1996 period having fourteen days less than the 1995 period. Retail operating revenues relating to the fourteen-day period ended December 31, 1996 amounted to $3.0 million.

Cost of Product Sold. Cost of product sold decreased by $0.8 million, or 1.2%, to $67.8 million for the one and one-half months ended December 16, 1996, as compared to $68.6 million for the two months ended December 31, 1995. The decrease in cost of product sold was primarily due to the 1996 period having fourteen days less than the 1995 period offset by higher propane costs per gallon. The cost of product sold in the fourteen-day period ended December 31, 1996 amounted to $23.3 million. Cost of retail product sold, primarily the cost of propane, increased by $0.8

                               CGI HOLDINGS, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



million, or 21.1%, to $4.5 million for the one and one-half months ended December 16, 1996, as compared to $3.7 million for the two months ended December 31, 1995. The cost per gallon of propane for the retail business increased from $0.48 in the two months ended December 31, 1995 to $0.67 in the one and one-half months ended December 16, 1996, reflecting heavier demand in 1996. As a percentage of revenues, cost of product sold increased to 91.9% for the one and one-half months ended December 16, 1996, as compared to 91.5% for the two months ended December 31, 1995.

Gross Profit. Gross profit decreased $0.4 million, or 5.9%, to $6.0 million for the one and one-half months ended December 16, 1996, as compared to $6.4 million for the two months ended December 31, 1995. The decrease was primarily attributable to the 1996 period having fourteen days less than the 1995 period offset by increased margins due to inventory purchased at advantageous prices. Retail gross profits decreased by $0.6 million, or 13.2%, to $3.6 million for the one and one-half months ended December 16, 1996, as compared to $4.2 million for the two months ended December 31, 1995. This decrease was primarily due to the 1996 period having fourteen days less than the 1995 period offset by an increase in volumes. Gross profit per retail gallon decreased by $0.02, or 3.4%, to $0.57 per gallon for the one and one-half months ended December 16, 1996 from $0.59 per gallon for the two months ended December 31, 1995.

Operating Expenses. Operating expenses decreased $0.3 million, or 9.3%, to $3.0 million for the one and one-half months ended December 16, 1996, as compared to $3.3 million for the two months ended December 31, 1995. The decrease was primarily attributable to the 1996 period having fourteen days less than the 1995 period. Operating expenses for the fourteen-day period were $1.0 million. Operating expenses for retail operations decreased by $0.4 million, or 18.5%, to $1.8 million in the one and one-half months ended December 16, 1996, as compared to $2.2 million in the two months ended December 31, 1995 due to the 1996 period having fourteen days less than the 1995 period. As a percentage of revenues, operating expenses decreased to 4.0% for the one and one-half months ended December 16, 1996, as compared to 4.4% for the two months ended December 31, 1995.

General and Administrative Expenses. General and administrative expenses (which include corporate administrative expenses) increased by $0.2 million, or 51.2%, to $0.6 million for the one and one-half months ended December 16, 1996, as compared to $0.4 million for the two months ended December 31, 1995. The majority of this increase was attributable to an increase in salaries, travel and relocation expenses in conjunction with acquisition matters offset by the 1996 period having fourteen days less than the 1995 period. General and administrative expenses for the fourteen-day period amounted to $0.2 million. As a percentage of revenues, general and administrative expenses increased to 0.9% for the one and one-half months ended December 16, 1996, as compared to 0.6% for the two months ended December 31, 1995.

                               CGI HOLDINGS, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Depreciation and Amortization. Depreciation and amortization decreased $0.2 million, or 22.1%, to $0.5 million for the one and one-half months ended December 16, 1996, as compared to $0.7 million for the two months ended December 31, 1995. This decrease was primarily attributable to the 1996 period having fourteen days less than the 1995 period. Depreciation expense for the fourteen-day period ended December 31, 1996 amounted to $0.2 million.

Operating Income. Operating income decreased $0.1 million, or 7.0%, to $1.9 million for the one and one-half months ended December 16, 1996, as compared to $2.0 million in the two months ended December 31, 1995. This decrease was primarily due the 1996 period having fourteen days less than the 1995 period. Operating income for the fourteen-day period ended December 31, 1996 amounted to $0.9 million.

Interest Expense. Interest expense decreased by $0.3 million, or 27.7%, to $0.7 million for the one and one-half months ended December 16, 1996, as compared to $1.0 million for the two months ended December 31, 1995. This decrease was primarily due to the retirement of debt effective December 17, 1996 with the consummation of the Cornerstone Propane Partners, L.P. IPO. Interest expense for the fourteen-day period ended December 31, 1996 was $0.1 million.

Net Income. Coast had a net income of $0.7 million for the one and one-half months ended December 16, 1996, as compared to a net income of $0.9 million for the two months ended December 31, 1995. This decrease was primarily attributable to the 1996 period having fourteen days less than the 1995 period offset by both higher wholesale and retail prices in 1996.

EBITDA. Total EBITDA decreased by $0.3 million, or 10.9%, to $2.4 million for the one and one-half months ended December 16, 1996, as compared to $2.7 million for the two months ended December 31, 1995. Coast's retail EBITDA decreased by $0.2 million, or 7.6%, to $1.9 million for the one and one-half months ended December 16, 1996, as compared to $2.0 million for two months ended December 31, 1995. The decrease in total EBITDA was due to the 1996 period having fourteen days less than the 1995 period offset by both higher earnings from wholesale operations and increased earnings from retail operations primarily due to internal customer growth. As a percentage of revenues, total EBITDA decreased to 3.2% for the one and one-half months ended December 16, 1996, as compared to 3.6% for the two months ended December 31, 1995. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating the Partnership's ability to distribute the Minimum Quarterly Distribution.

                               CGI HOLDINGS, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Four and One-Half Months ended December 16, 1996 compared to Five Months Ended December 31, 1995

Volume. During the four and one-half months ended December 16, 1996, Coast sold
166.1 million wholesale propane gallons of natural gas liquids, a decrease of
15.2 million gallons, or 8.4%, from the 181.3 million gallons sold in the five months ended December 31, 1995. The decrease in volume was primarily attributable to the 1996 period having fourteen days less than the 1995 period. Sales volume for the fourteen-day period ended December 31, 1996 amounted to
18.6 million gallons. During the four and one-half months ended December 16, 1996, Coast sold 13.4 million retail propane gallons, a decrease of 0.1 million gallons, or 0.9%, from the 13.5 million retail propane gallons sold during the five months ended December 31, 1995. The decrease in retail volume was primarily attributable to the 1996 period having fourteen days less than the 1995 period offset by the impact of colder weather this year in some of the retail markets served by Coast in the 1996 period.

Revenues. Revenues increased by $23.0 million, or 14.4%, to $182.0 million for the four and one-half months ended December 16, 1996, as compared to $159.1 million for the five months ended December 31, 1995. This increase was primarily attributable to an increase in wholesale natural gas and propane prices. Retail operating revenues increased by $1.7 million, or 11.7%, to $16.5 million for the four and one-half months ended December 16, 1996, as compared to $14.8 million for the five months ended December 31, 1995. This increase was attributable to increases in propane prices offset by the 1996 period having fourteen days less than the 1995 period.

Cost of Product Sold. Cost of product sold increased by $21.6 million, or 14.8%, to $168.1 million for the four and one-half months ended December 16, 1996, as compared to $146.5 million for the five months ended December 31, 1995. The increase in cost of product sold was primarily due to the increase in the wholesale cost of natural gas and propane, which increased by approximately 21.4% and 43.5%, respectively, in the four and one-half months ended December 16, 1996, as compared to the five months ended December 31, 1995. Cost of retail product sold, increased by $1.7 million, or 25.5%, to $8.6 million for the four and one-half months ended December 16, 1996, as compared to $6.8 million for the five months ended December 31, 1995, as a result of the increase in propane prices offset by the 1996 period having fourteen days less than the 1995 period. The cost per gallon of propane for the retail business increased from $0.46 in the five months ended December 31, 1995 to $0.59 in the four and one-half months ended December 16, 1996, reflecting the increase in propane prices. As a percentage of revenues, cost of product sold increased to 92.4% for the four and one-half months ended December 16, 1996, as compared to 92.1% for the five months ended December 31, 1995.

Gross Profit. Gross profit increased $1.3 million, or 10.3%, to $13.9 million for the four and one-half months ended December 16, 1996, as compared to $12.6 million for the five months ended December 31, 1995. The increase was primarily attributable to increased margins in Coast's wholesale business due to inventory purchased at advantageous prices, offset by the 1996 period

                               CGI HOLDINGS, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



having fourteen days less than 1995. Retail gross profits remained constant at $7.9 million for the four and one-half months ended December 16, 1996, and the five months ended December 31, 1995. The decrease in gross profit due to fourteen less days in the 1996 period is offset by increased profits resulting from higher volumes sold. Gross profit per retail gallon remained constant at $0.59 per gallon for the four and one-half months ended December 16, 1996 and the five months ended December 31, 1995.

Operating Expenses. Operating expenses decreased $0.1 million, or 0.9%, to $8.2 million for the four and one-half months ended December 16, 1996, as compared to $8.3 million for the five months ended December 31, 1995, primarily due to fourteen less days in the 1996 period. Operating expenses during the fourteen days ended December 31, 1996 were $1.0 million. Operating expenses for the retail business decreased by $0.2 million, or 3.4%, to $4.9 million in the four and one-half months ended December 16, 1996, as compared to $5.1 million in the five months ended December 31, 1995, due to the 1996 period having fourteen days less than the 1995 period. As a percentage of revenues, operating expenses decreased to 4.5% for the five months ended December 31, 1995, as compared to 5.2% for the four and one-half months ended December 16, 1996.

Sale of Partnership Interest. Effective October 1, 1996, Coast terminated its participation and interest in Coast Energy Investments, Inc., a limited partnership in which Coast Energy Group, Inc., a wholly owned subsidiary of Coast, had been a 50% limited partner. The original partnership agreement provided for a minimum investment term through December 1997. The termination resulted in the sale of Coast's partnership interest to its 50% partner and an employee of the partnership. Coast recorded a net loss on the disposition of the partnership interest of $0.7 million. This amount consisted of a $0.2 million loss on the partnership investment and $0.5 million of termination costs consisting of salary, consulting, non-compete agreements and other related expenses.

General and Administrative Expenses. General and administrative expenses (which include corporate administrative expenses) increased by $0.4 million, or 28.4%, to $1.7 million for the four and one-half months ended December 16, 1996, as compared to $1.4 million for the five months ended December 31, 1995. The majority of this increase was attributable to outside services and travel expenses in conjunction with acquisition matters, offset by the 1996 period having fourteen days less than 1995. General and administrative expenses for the fourteen-day period ended December 31, 1996 amounted to $0.2 million. As a percentage of revenues, general and administrative expenses increased to 1.0% for the four and one-half months ended December 16, 1996, as compared to 0.9% for the five months ended December 31, 1995.

Depreciation and Amortization. Depreciation and amortization decreased $0.1 million, or 4.1%, to $1.6 million for the four and one-half months ended December 16, 1996, as compared to $1.7 million for the five months ended December 31, 1995. This decrease was primarily attributable to

                               CGI HOLDINGS, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



the 1996 period having fourteen days less than the 1995 period. Depreciation expense for the fourteen-day period ended December 31, 1996 totaled $0.2 million.

Operating Income. Operating income increased $0.4 million, or 29.8%, to $1.7 million for the four and one-half months ended December 16, 1996, as compared to $1.3 million in the five months ended December 31, 1995. This increase was primarily due to both higher retail and wholesale prices in 1996 offset by the 1996 period having fourteen days less than 1995. Operating income for the fourteen-day period ended December 31, 1996 amounted to $0.9 million.

Interest Expense. Interest expense decreased by $0.4 million, or 15.3%, to $2.0 million for the four and one-half months ended December 16, 1996, as compared to $2.4 million for the five months ended December 31, 1995. This decrease was primarily due to the 1996 period having fourteen days less than the 1995 period and relatively lower interest rates in the four and one-half month period ended December 16, 1996 than in the five month period ended December 31, 1995. Interest expense incurred in the fourteen-day period ended December 31, 1996 was $0.1 million.

Net Loss. Coast had a net loss of $0.2 million for the four and one-half months ended December 16, 1996, as compared to a net loss of $0.5 million for the five months ended December 31, 1995. The change was primarily attributable to an increase in wholesale sales and profits in 1996, offset by the 1996 period having fourteen days less than the 1995 period.

EBITDA. Total EBITDA increased by $0.3 million, or 11.0%, to $3.3 million for the four and one-half months ended December 16, 1996, as compared to $3.0 million for the five months ended December 31, 1995. Coast's retail EBITDA increased by $0.2 million, or 5.3%, to $3.0 million for the four and one-half months ended December 16, 1996, as compared to $2.9 million for the five months ended December 31, 1995. The increase in total EBITDA reflects the impact of higher earnings from wholesale operations and increased earnings from retail operations primarily due to internal customer growth, offset by the 1996 period having fourteen days less than the 1995 period. As a percentage of revenues, total EBITDA decreased to 1.8% for the four and one-half months ended December 16, 1996, as compared to 1.9% for the five months ended December 31, 1995. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating the Partnership's ability to distribute the Minimum Quarterly Distribution.

                               CGI HOLDINGS, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash used in operating activities during the four and one-half months ended December 16, 1996 was $2.6 million. Cash flow from operations included a net loss of $0.2 million, largely offset by non-cash charges of $1.3 million for the period, comprised principally of depreciation and amortization expense. The impact of working capital changes decreased cash flow by approximately $3.7 million.

Cash used in investment activities for the four and one-half months ended December 16, 1996 totaled $1.0 million, which was principally used in purchases of property and equipment. Cash provided by financing activities was $4.7 million for the four and one-half months ended December 16, 1996. This amount reflects borrowings under Coast's revolving credit line of $6.0 million, partially offset by principal payments on existing bank notes, capital lease obligations and other notes payable in the amount of $1.3 million.

Financing and Sources of Liquidity

As of December 16, 1996, the total outstanding indebtedness under Coast's credit facility totaled $19.0 million. The outstanding balance under the credit facility represents an increase of $5.9 million since July 31, 1996, primarily due to purchases of customer tanks, capital expenditures, payments on term notes and working capital charges.

The credit facility and subordinated notes were repaid in full on December 17, 1996, with the proceeds of Cornerstone Propane Partners, L.P. public offering, the Cornerstone Propane, L.P. Note Agreement and borrowings under the Cornerstone Propane, L.P. Bank Credit Agreement.

                       CORNERSTONE PROPANE PARTNERS, L.P.


PART II.      OTHER INFORMATION

Item 6        Exhibits and Reports on Form 8-K

               a)  Exhibits:

                   (27) Financial Data Schedule

               b)  Reports on Form 8-K:

                   None

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       Cornerstone Propane Partners, L.P.
                                                   (Registrant)



                                        By:  Cornerstone Propane GP, Inc.
                                             as Managing General Partner



            Date: February 14, 1997    By:   /s/  Ronald J. Goedde
                                         -------------------------------------
                                             Name:  Ronald J. Goedde
                                             Title:  Executive Vice President
                                                     and Chief Financial Officer