Form 10-Q
period 1997-03-31
CORNERSTONE PROPANE PARTNERS LP
filed 1997-05-15
CIK 1024338

UNITED STATES SECURITIES & EXCHANGE COMMISSION
                         Washington D. C.   205409


                                 FORM 10-Q

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1997

                                    OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                      Commission File Number 1-12499

                    CORNERSTONE PROPANE PARTNERS, L.P.
          (Exact name of registrant as specified in its charter)

           Delaware                              77-0439862
   (State or other jurisdiction of    (I.R.S. Employer Identification
   incorporation or organization)     Number)

  432 Westridge Drive, California                   95076
 (Address of principal executive offices)               (Zip Code)

   Registrants telephone number, including area code  (408) 724-1921

                                   NONE
   (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1997:

  Cornerstone Propane Partners, L.P.        9,821,000  Common Units
                                            6,597,619  Subordinated Units
                    CORNERSTONE PROPANE PARTNERS, L.P.

                             TABLE OF CONTENTS


PAGES
                      Part I.  Financial Information

Item 1. Financial Statements

   Cornerstone Propane Partners, L.P.
   -----------------------------------
     Consolidated Balance Sheet as of March 31, 1997

     Consolidated Statement of Operations from Commencement of Operations (on December 17, 1996) to March 31, 1997, and for the three months ended January 1, 1997, to March 31, 1997

     Consolidated Statement of Cash Flows from Commencement of Operations (on December 17, 1996) to March 31, 1997

     Consolidated Statement of Partners' Capital from
       Commencement of Operations (on December 17, 1996)
       to March 31, 1997

     Notes to Consolidated Financial Statements

   Cornerstone Propane Partners, L.P. (Pro Forma)
   ----------------------------------------------
     Consolidated Statements of Operations for the periods
       July 1, 1996 to March 31, 1997,
       July 1, 1995 to March 31, 1996,
       January 1, 1997 to March 31, 1997 (Actual) and
       January 1, 1996 to March 31, 1996

     Notes to Pro Forma Consolidated Financial Information

   SYN Inc. (Predecessor)
   ----------------------
     Consolidated Balance Sheet as of June 30, 1996

     Consolidated Statements of Operations for the periods July 1, 1995 to August 14, 1995,
       August 15, 1995 to March 31, 1996,
       and January 1, 1996 to March 31, 1996
                    CORNERSTONE PROPANE PARTNERS, L.P.

                       TABLE OF CONTENTS (Continued)


PAGES
                Part I.  Financial Information (Continued)

   SYN Inc. (Predecessor) (Continued)
   ----------------------------------
     Consolidated Statement of Cash Flows for the period July 1, 1995 to March 31, 1996

     Notes to Consolidated Financial Statements

   Empire Energy Corporation (Predecessor)
   ---------------------------------------
     Consolidated Balance Sheet as of June 30, 1996

     Consolidated Statements of Operations for the periods July 1, 1995 to March 31, 1996 and
       January 1, 1996 to March 31, 1996

     Consolidated Statement of Cash Flows for the period July 1, 1995 to March 31, 1996

     Notes to Consolidated Financial Statements

   CGI Holdings, Inc. (Predecessor)
   --------------------------------
     Consolidated Balance Sheet as of July 31, 1996

     Consolidated Statements of Operations for the periods August 1, 1995 to March 31, 1996 and
       January 1, 1996 to March 31, 1996

     Consolidated Statement of Cash Flows for the
       period August 1, 1995 to March 31, 1996
                    CORNERSTONE PROPANE PARTNERS, L.P.

                       TABLE OF CONTENTS (Continued)


PAGES

   CGI Holdings, Inc. (Predecessor) (Continued)
   --------------------------------------------
     Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations of
        Cornerstone Propane Partners, L.P. for the Three
        Months Ended March 31, 1997 (Actual) to the Three
        Months Ended March 31, 1996 (Pro Forma) and for the
        Nine Months Ended March 31, 1997 (Pro Forma) to the
        Nine Months Ended March 31, 1996 (Pro Forma)


                  Part II.  Other Information

Item 6. Exhibits and Reports on Form 8-K

Signature
                    CORNERSTONE PROPANE PARTNERS, L.P.
                        CONSOLIDATED BALANCE SHEET
                          (Dollars in thousands)
                                (unaudited)

                                                           March 31,
                                                             1997
ASSETS                                                   -----------

CURRENT ASSETS:
  Cash and cash equivalents                              $   23,115
  Trade receivables, net                                     40,557
  Inventories                                                19,539
  Prepayments and other current assets                        6,350
                                                         -----------
     Total current assets                                    89,561
                                                         -----------

Property, plant and equipment, net of accumulated
  depreciation of $3,274                                    240,550
Excess of cost over fair value, net                         201,876
Other assets, net                                            11,572
                                                         -----------

     Total assets                                        $  543,559
                                                         ===========

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Current portion of long-term debt                      $    5,406
  Trade accounts payable                                     33,444
  Accrued liabilities                                        15,925
                                                         -----------
     Total current liabilities                               54,775
                                                         -----------

Long-term debt                                              224,135
Notes payable related party                                   2,353
Other non-current liabilities                                14,663
                                                         -----------
     Total liabilities                                      295,926
                                                         -----------
COMMITMENTS AND CONTINGENCIES (Note 6)

PARTNERS' CAPITAL
  Common unitholders                                        143,232
  Subordinated unitholders                                   99,351
  General partners                                            5,050
                                                         -----------
     Total partners' capital                                247,633
                                                         -----------

     Total liabilities and partners' capital             $  543,559
                                                         ===========

     The accompanying notes are an integral part of these consolidated financial statements.
                    CORNERSTONE PROPANE PARTNERS, L.P.
                   CONSOLIDATED STATEMENT OF OPERATIONS
               (Dollars in thousands, except per Unit data)
                                (unaudited)


                                                       From Commencement
                                   Three Months          of Operations
                                      Ended         (on December 17, 1996)
                                   March 31, 1997      to March 31, 1997
                                   --------------   ---------------------

REVENUE                                     $220,566             $
260,936
COST OF SALES                         178,050              209,391
                                   --------------      ------------

GROSS PROFIT                           42,516               51,545
                                   --------------      ------------

EXPENSES
  Operating, general & administrative  23,590               27,968
  Depreciation and amortization         3,819                4,394
                                   --------------      ------------
                                       27,409               32,362
                                   --------------      ------------

OPERATING INCOME                       15,107               19,183
INTEREST EXPENSE                       (4,450)              (5,228)
                                   --------------      ------------
INCOME BEFORE INCOME TAXES             10,657               13,955
INCOME TAXES                               20                   25
                                   --------------      ------------
NET INCOME                                  $10,637              $
13,930
                                   ==============      ============
General partners' interest
  in net income                    $      213           $      376
                                   --------------      ------------
Limited partners' interest
  in net income                    $   10,424           $   13,554
                                   --------------      ------------
Net income per Unit                     $0.65                $0.85
                                   --------------      ------------
Weighted average number of Units
  outstanding                          16,513               16,513
                                   ==============      ============

     The accompanying notes are an integral part of these consolidated financial statements.
                    CORNERSTONE PROPANE PARTNERS, L.P.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Dollars in thousands)
                                (unaudited)

                                                        From Commencement
                                                        of Operations
                                                     (on December 17, 1996)
                                                        to March 31, 1997
                                                    ----------------------

CASH FLOWS FROM (USED FOR) OPERATING ACTIVITIES:
     Net income                                             $13,930
  Adjustments to reconcile net income to net cash
   provided by (used for) operating activities:
     Depreciation and amortization                            4,394
     Loss on sale of assets                                      26
     Changes in assets and liabilities, net of
       acquisitions:
       Trade receivables                                     37,922
       Inventories                                            6,754
       Prepayments and other current assets                  (3,583)
       Trade accounts payable                               (46,923)
       Accrued expenses                                       5,576
                                                            --------
        Net cash provided by operating activities            18,096
                                                            --------

CASH FLOWS FROM (USED FOR) INVESTING ACTIVITIES:
  Proceeds from sale of assets                                  365
  Expenditures for property, plant and equipment             (2,075)
                                                            --------
        Net cash used for investing activities               (1,710)
                                                            --------

CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES:
  Net repayments on Working Capital Facility                     (12,800)
  Additional borrowings on mortgages                          1,141
  Payments on mortgages                                        (683)
                                                            --------
        Net cash used for financing activities              (12,342)
                                                            --------

PARTNERSHIP FORMATION TRANSACTIONS:
  Net proceeds from issuance of Common and Subordinated
   Units                                                    191,804
  Borrowings on Working Capital Facility                     12,800
  Issuance of long-term debt                                220,000
  Cash transfers from Predecessor Companies                  22,418
  Repayment of long-term debt and related interes          (337,631)
  Distribution to Special General Partner for the
   redemption of preferred stock                            (61,196)
  Distribution to Special General Partner                   (15,500)
  Other fees and expenses                                   (13,626)
                                                            --------
        Net cash provided by partnership formation
         transactions                                        19,069
                                                            --------

Increase in Cash and cash equivalents                        23,113

Cash and cash equivalents, Beginning of Period                    2
                                                            --------
Cash and Cash Equivalents, End of Period                    $23,115
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

                       CORNERSTONE PROPANE PARTNERS, L.P.
                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                    (Dollars in thousands, except Unit data)
                                   (unaudited)


                     Number of limited
                      partner Units                                    Total
                  ----------------------             Subor-  General  Partners'
                  Common    Subordinated   Common   dinated  Partners  Capital
                  ------    ------------   ------   -------  -------- ---------
Balance at
 Commencement of
 Operations (on
 December 17, 1996                         $        $        $        $

Contribution of
 net assets of
 predecessor
 companies and
 issuance of
 Common Units     9,821,000    6,597,619    136,997  92,032            229,029

Issuance of 2%
 interest for
 general partners
 contribution                                                 4,674      4,674

Net income                                    6,235   7,319     376     13,930
                  ---------    ---------   -------- -------  ------   --------
Balance
 March 31, 1997   9,821,000    6,597,619   $143,232 $99,351  $5,050   $247,633
                  =========    =========   ======== =======  ======   ========

        The accompanying notes are an integral part of these consolidated financial statements.

                     CORNERSTONE PROPANE PARTNERS, L.P.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MARCH 31, 1997
                 (Dollars in thousands, except Unit data)
                                (Unaudited)

1.Partnership Organization and Formation

    Cornerstone Propane Partners, L.P. ("Cornerstone Partners") was formed on October 7, 1996 as a Delaware limited partnership. Cornerstone Partners and its subsidiary Cornerstone Propane, L.P., a Delaware limited partnership (the "Operating Partnership"), were formed to acquire, own and operate substantially all of the propane businesses and assets of SYN Inc. and its subsidiaries ("Synergy"), Empire Energy Corporation and its subsidiaries ("Empire"), Myers Propane Gas Company ("Myers") and CGI Holdings, Inc. and its subsidiaries ("Coast"). The principal predecessor entities, Synergy, Empire and Coast are collectively referred to herein as the "Predecessor Companies." The consolidated financial statements include the accounts of Cornerstone Partners, the Operating Partnership and its corporate subsidiary Cornerstone Sales & Service Corporation, a Delaware corporation, collectively referred to herein as the Partnership. The Operating Partnership is, and the Predecessor Companies were, principally engaged in (i) the retail marketing and distribution of propane for residential, commercial, industrial, agricultural and other retail uses, (ii) the wholesale marketing and distribution of propane and natural gas liquids to the retail propane industry, the chemical and petrochemical industries and other commercial and agricultural markets, (iii) the repair and maintenance of propane heating systems and appliances and
  (iv) the sale of propane-related supplies, appliances and other equipment. Pursuant to a Contribution, Conveyance and Assumption Agreement dated as of December 17, 1996, substantially all of the assets and liabilities of the Predecessor Companies were contributed to the Operating Partnership (the "Conveyance"). As a result of the Conveyance, Cornerstone Propane GP, Inc., a Delaware corporation and the managing general partner of Cornerstone Partners and the Operating Partnership (the "Managing General Partner") and SYN Inc., a Delaware corporation and the special general partner of Cornerstone Propane and the Operating Partnership (the "Special General Partner"), received all of the interests in the Operating Partnership, and the Operating Partnership received substantially all of the assets and assumed substantially all of the liabilities of the Predecessor Companies. Immediately after the Conveyance, and in accordance with the Amended and Restated Agreement of Limited Partnership of Cornerstone Partners (the "Partnership Agreement"), the Managing General Partner and the Special General Partner conveyed their limited partner interests in the Operating Partnership to Cornerstone Partners in exchange for a 2% interest in Cornerstone Partners, and the Operating Partnership.

    Following these transactions, on December 17, 1996, Cornerstone Partners completed its initial public offering through underwriters of 9,821,000 Common Units (the "IPO") at a price to the public of $21.00 a unit. The net proceeds of approximately $191,804 from the IPO, the proceeds from the issuance of $220,000 aggregate principal amount of the Operating Partnership's 7.53% senior notes, and $12,800 borrowings under the Working Capital Facility (as described in Note 3) were used to repay $414,327 in liabilities assumed by the Operating Partnership (including $141,799 paid to affiliates of the Managing General Partner) that were in large part incurred in connection with the transactions entered into prior to the offering. A portion of the funds were distributed to the Special General Partner to redeem its preferred stock ($61,196) and to provide net worth to the Special General Partner ($15,500). The balance ($10,277) was used to pay expenses

    Partners' capital of limited partners consists of 9,821,000 Common Units and 6,597,619 Subordinated Units, representing an aggregate 58.6% and 39.4% limited partner interest in Cornerstone Partners, respectively. Partners' capital of general partners consists of a 2% interest in the Partnership. . In accordance with the Offering Prospectus, 100% of the income for the fourteen day period ended December 31, 1996 was allocated to the Subordinated Unit holders and the General Partners. No income from this period was allocated to the Common Unit holders.

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

2.Basis of Presentation and Summary of Significant Accounting Policies

  Nature of Operations. The Partnership is the fifth largest retail marketer of propane in the United States in terms of volume, serving more than 360,000 residential, commercial, industrial and agricultural customers from 306 customer service centers in 26 states. The Partnership was recently formed to own and operate the propane business and assets of Synergy, Empire, Myers and Coast. The Partnership's operations are concentrated in the east coast, south-central and west coast regions of the United States.

  Basis of Presentation. The consolidated financial statements include the accounts of the Predecessor Companies and Myers. Historical financial statements of Myers have not been separately presented based on the Partnership's belief that the separate inclusion of Myers does not have a material effect on the consolidated financial statements of the Partnership. The acquisitions of the Predecessor Companies are accounted for as purchase business combinations based on management's best estimate of the fair value of the assets acquired. All purchase price allocations for the acquisition of the Predecessor Companies are preliminary in nature and are subject to change within the twelve months following the acquisitions based on refinements as actual data becomes available. All significant inter-company transactions and accounts have been eliminated. The accompanying consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. They include all adjustments which the Partnership believes necessary for a fair presentation of the results for the interim periods presented. Such adjustments consist only of normal recurring items. Due to the seasonal nature of the Partnership's propane business, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

  Fiscal Year. The Partnership's fiscal year is July 1 to June 30. Previously, Coast's fiscal year began on August 1 and ended on July 31, while Empire's, Synergy's and Myers' fiscal years began on July 1 and ended on June 30. Because the Partnership commenced operations upon completion of the IPO, the accompanying consolidated statements of operations, cash flows and partners' capital are for the period from commencement of operations on December 17, 1996 to March 31, 1997.

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

  Futures contracts. The Partnership routinely uses commodity futures contracts to reduce the risk of future price fluctuations for natural gas and LPG inventories and contracts. Gains and losses on futures contracts purchased as hedges are deferred and recognized in cost of sales as a component of the product cost for the related hedged transaction. In the statement of cash flows, cash flows from qualifying hedges are classified in the same category as the cash flows from the items being hedged. Contracts which do not qualify as hedges are marked to market, with the resulting gains and losses charged to current operations. Net realized gains and losses for the current fiscal year and unrealized gains, losses on outstanding positions and open positions as of March 31, 1997 were not material.

  Accounts Receivable. The outstanding balance is stated net of allowance of doubtful accounts of $5,406 at March 31, 1997.

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

  Inventories.  Inventories are stated at the lower of cost or market.
  The cost of natural gas, crude oil, natural gas liquids and LPG is determined using the first-in, first-out (FIFO) method. The cost of gas distribution parts, appliances and equipment is determined using the weighted average method. The major components of inventory consist of the following:

                                                March 31, 1997
                                                (unaudited)
                                              ----------------
       LPG and Other                           $    10,707
       Parts and Fittings                            8,832
                                               -----------
                                               $    19,539
                                               ===========

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

    Excess of Cost Over Fair Value of Net Assets Acquired. The excess of acquisition cost over the estimated fair market value of identifiable net assets of acquired businesses is amortized on a straight-line basis over 40 years. The related costs and accumulated amortization were $203,376 and $1,500, respectively, at March 31, 1997.

    It is the Partnership's policy to review intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If such a review should indicate that the carrying amount of intangible assets is not recoverable, it is the Partnership's policy to reduce the carrying amount of such assets to fair value.

    Income Taxes. Neither Cornerstone Partners nor the Operating Partnership are directly subject to federal and state income taxes. Instead, taxable income or loss is allocated to the individual partners. As a result, no income tax expense has been reflected in the Partnership's consolidated financial statements relating to the earnings of Cornerstone Partners or the Operating Partnership. The Partnership has one subsidiary which operates in corporate form and is subject to federal and state income taxes. Accordingly, the Partnership's consolidated financial statements reflect income tax expense related to the subsidiary's earnings.

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

    The Working Capital Facility provides for revolving borrowings up to $50,000 (including a $30,000 sublimit for letters of credit through March 31, 1997 and $20,000 thereafter), and matures on December 31, 1999. The Bank Credit Agreement provides that there must be less than $10,000 outstanding under the Working Capital Facility (excluding letters of credit) for at least 30 consecutive days during each fiscal year. There were no borrowings under the Working Capital Facility at March 31, 1997. Outstanding letters of credit totaled $7,600 at March 31, 1997.

    The Acquisition Facility provides the Operating Partnership with the ability to borrow up to $75,000 to finance propane business acquisitions. The Acquisition Facility operates as a revolving facility through December 31, 1999, at which time any loans then outstanding may be converted to term loans and be amortized quarterly for a period of four years thereafter. No amounts were outstanding at March 31, 1997.

    The Operating Partnership's obligations under the Bank Credit
   Agreement are secured, on an equal and ratable basis, with its obligations under the Note Agreement (see Note 4), by a first priority security interest in the Operating Partnership's inventory, accounts receivable and certain customer storage tanks. Loans under the Bank Credit Agreement bear interest at a per annum rate equal to either (at the Operating Partnership's option): (a) the sum (the "Base Rate") of the applicable margin, and the higher of (i) the agent bank's prime rate and (ii) the federal funds rate plus 1/2 of 1%, or (b) the sum (the "Eurodollar Rate") of the applicable margin and the rate offered by the agent bank to major banks in the offshore dollar market (as adjusted for applicable reserve requirements, if any). The applicable margin for Base Rate loans varies between 0% and .12%, and the applicable margin for Eurodollar Rate loans varies between .25% and .80%, in each case depending upon the Operating Partnership's ratio of consolidated "Debt" to "Consolidated Cash Flow" (as such terms are defined in the Bank Credit Agreement). At March 31, 1997, the applicable Base and Eurodollar Rates were 8.625% and 6.675%, respectively. In addition, an annual fee is payable quarterly by the Operating Partnership (whether or not borrowings occur) ranging from .125% to .325% depending upon the ratio referenced above.

    The Bank Credit Agreement contains customary representations, warranties, events of default and covenants including limitations, among others, on the ability of the Operating Partnership and its "Restricted Subsidiaries" (as defined therein) to incur or maintain certain indebtedness or liens, make investments and loans, enter into mergers, consolidations or sales of all or substantially all of its assets and make asset sales. Generally, so long as no default exists or would result, the Operating Partnership is permitted to make any Restricted Payment (as defined in the Bank Credit Agreement and including distributions to the Partnership) during each fiscal quarter in amount not to exceed Available Cash with respect to the immediately preceding quarter.

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

4. Long-Term Debt

    On the IPO date, the Operating Partnership issued $220,000 of Senior Notes with an annual interest rate of 7.53% pursuant to note purchase agreements with various investors (collectively, the "Note Agreement"). The Senior Notes mature on December 30, 2010, and require semi-annual interest payments each December 30 and June 30. The Note Agreement requires that the principal be paid in equal annual payments of $27,500 starting December 30, 2003.

    The Operating Partnership's obligations under the Note Agreement are secured, on an equal and ratable basis with its obligations under the Bank Credit Agreement, by a first priority security interest in the Operating Partnership's inventory, accounts receivable and certain customer storage tanks. The Note Agreement contains customary representations, warranties, events of default and covenants applicable to the Operating Partnership and its "Restricted Subsidiaries" (as defined therein), including limitations, among others, on the ability of the Operating Partnership and its Restricted Subsidiaries to incur additional indebtedness, create liens, make investments and loans, enter into mergers, consolidations or sales of all or substantially all of its assets and make asset sales. Generally, so long as no default exists or would result, the Operating Partnership is permitted to make any Restricted Payment (as defined in the Note Agreement and including distributions to the Partnership) during each fiscal quarter in amount not in excess of Available Cash (see Note 5) with respect to the immediately preceding quarter.

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

    Distributions by the Partnership in an amount equal to 100% of its Available Cash will generally be made 98% to all Unitholders and 2% to the General Partners until there has been distributed in respect of each Unit an amount equal to the Minimum Quarterly Distribution ($.54 per unit) for such quarter. With respect to each quarter during the Subordination Period (defined below), to the extent there is sufficient Available Cash, the holders of Common Units have the right to receive the Minimum Quarterly Distribution, plus any arrearages on the Minimum Quarterly Distribution ("Common Unit Arrearages"), prior to the distribution of Available Cash to holders of Subordinated Units.
   Common Units will not accrue arrearages with respect to distributions for any quarter after the Subordination Period and Subordinated Units will not accrue any arrearages with respect to distributions for any quarter.

    The Subordination Period will generally extend to the first day of any quarter beginning after December 31, 2001 in respect of which (i) distributions of Available Cash from Operating Surplus (generally defined as $25,000 plus $22,000 cash on hand as of December 17, 1996 plus all operating cash receipts less operating cash expenditures, debt service payments, maintenance capital expenditures and cash reserves) on the Common Units and the Subordinated Units with respect to each of the three consecutive four-quarter periods immediately preceding such date equaled or exceeded the sum of the Minimum Quarterly Distribution on all of the outstanding Common Units and Subordinated Units during such periods, (ii) the Adjusted Operating Surplus (generally defined as Operating Surplus generated during such period (a) less (i) any net increase in working capital borrowings during such period and (ii) any net reduction in cash reserves for operating expenditures during such period not relating to an operating expenditure made during such period, and (b) plus (i) any net decrease in working capital borrowings during such period and (ii) any net increase in cash reserves for operating expenditures during such period required by any debt instrument for the repayment of principal, interest or premium. Adjusted Operating Surplus does not include that portion of Operating Surplus included in clause (a)(i) of the definition of Operating Surplus) generated during each of the three consecutive four-quarter periods immediately preceding such date equaled or exceeded the sum of the Minimum Quarterly Distribution on all of the outstanding Common Units and Subordinated Units and the related distribution on the general partner interests in the Partnership during such periods, and
   (iii) there are no outstanding Common Unit Arrearages. For the period commencing December 17, 1996 and ending March 31, 1997, the Partnership declared a Minimum Quarterly Distribution of $.63 per Common and Subordinated unit amounting to approximately $10.6 million.

6. Commitments and Contingencies

    The Partnership has succeeded to obligations of the self insurance programs maintained by Empire and Synergy for any incidents occurring prior to December 17, 1996. The companies' insurance programs provided coverage for comprehensive general liability and vehicle liability for catastrophic exposures as well as those risks required to be insured by law or contract. The companies retained a significant portion of certain expected losses related primarily to comprehensive general liability and vehicle liability. Provisions for self-insured losses were recorded based upon the companies' estimates of the aggregate self-insured liability for claims incurred, and totaled $1,365 on March 31, 1997.

    The Partnership leases certain property, plant and equipment for various periods under noncancelable leases, including an office space agreement with the previous owner of Empire for $175 each year over a period of ten years. The annual rental payments may increase to $250, depending on certain circumstances occurring after two years.

    A number of personal injury, property damage and products liability suits are pending or threatened against the Partnership. In general, these lawsuits have arisen in the ordinary course of the Partnership's business and involve claims for actual damages and in some cases, punitive damages, arising from the alleged negligence of the Partnership or as a result of product defects or similar matters. Of the pending or threatened matters, a number involve property damage, several involve serious personal injuries and the claims made are for relatively large amounts. Although any litigation is inherently uncertain, based on past experience, the information currently available to it and the availability of insurance coverage, the Partnership does not believe that these pending or threatened litigation matters will have a material adverse effect on its results of operations or its financial condition.

    The Managing General Partner and its affiliates performing services for the Partnership are entitled to reimbursement for all expenses incurred on behalf of the Partnership, including the cost of compensation properly allocable to the Partnership, and all other expenses necessary or appropriate to the conduct of the business of, and allocable to, the Partnership. These costs, which totaled $17,400 for the period December 17, 1996, to March 31, 1997, include employee compensation and benefit expenses of employees of the Managing General Partner and its affiliates.

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

    As of and for the three and one half month period ended March 31, 1997, a total of 376,190 restricted Common Units were awarded. For the three and one half month period ended March 31, 1997, the Partnership recorded $20 of compensation expense.

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

9. Subsequent Event

    Effective April 16, 1997, the Partnership registered 750,000 additional units which are available to be used for future acquisitions. On April 24, 1997 Cornerstone consummated the acquisition of substantially all of the assets of American Propane, Inc. The total consideration paid for this acquisition was approximately $2.4 million, of which $1.9 million was in the form of Cornerstone Common Units.
                    CORNERSTONE PROPANE PARTNERS, L.P.
                                 PRO FORMA
                   CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in thousands, except per Unit data)
                                (unaudited)

               July 1, 1996   July 1, 1995   Jan 1, 1997    Jan 1, 1996
                    to             to             to             to
               Mar 31, 1997   Mar 31, 1996   Mar 31, 1997   Mar 31, 1996
                (Pro Forma)    (Pro Forma)    (Pro Forma)    (Pro Forma)
               ------------   ------------   ------------   ------------
REVENUE         $535,503       $452,477       $220,566        $198,690
COST OF SALES    428,959        336,311        178,050         144,149
               ---------      ---------      ---------      ----------
GROSS PROFIT     106,544        116,166         42,516          54,541
               ---------      ---------      ---------      ----------
EXPENSES
  Operating,
  general and
  administrative  66,209         68,195         23,590          27,143
  Depreciation and
  amortization    10,948         10,169          3,819           3,417

OPERATING INCOME  29,387         37,802         15,107          23,981
INTEREST EXPENSE,
  NET            (13,499)       (13,301)        (4,450)         (4,392)
               ---------      ---------      ---------      ----------
INCOME BEFORE
  INCOME TAXES    15,888         24,501         10,657          19,589
INCOME TAXES          70             75             20              25
               ---------      ---------      ---------      ----------
NET INCOME      $ 15,818       $ 24,426       $ 10,637        $ 19,564
               =========      =========      =========      ==========
General partners'
 interest in net
 income             $413           $489           $213            $391
               ---------      ---------      ---------      ----------
Limited partners'
 interest in net
 income         $ 15,405       $ 23,937       $ 10,424        $ 19,173
               ---------      ---------      ---------      ----------
Net income
 per Unit          $0.97          $1.48          $0.65           $1.18
               ---------      ---------      ---------      ----------
Weighted average
 number of Units
 outstanding      16,513         16,513         16,513          16,513
               =========      =========      =========      ==========
     The accompanying notes are an integral part of these consolidated financial statements.

                    CORNERSTONE PROPANE PARTNERS, L.P.
                      NOTES TO PRO FORMA CONSOLIDATED
                           FINANCIAL INFORMATION
                              MARCH 31, 1997
                          (Dollars in thousands)
                                (unaudited)


1. Basis of Presentation

   The unaudited pro forma consolidated statements of operations for the three month period ended March 31, 1996 and the nine month periods ended March 31, 1997 and 1996 were derived from the historical statements of operations of Empire Energy Corporation for the periods January 1 through March 31, 1996, July 1 through December 16, 1996, and July 1, 1995 through March 31, 1996; of SYN Inc. and Myers Propane Gas Company ("Myers") for the periods January 1 through March 31, 1996, July 1, through December 16, 1996 and August 15, 1995 to March 31, 1996; of Synergy Group Incorporated for the period July 1, 1995 to August 14, 1995; of CGI Holdings, Inc. for the periods February 1 through March 31, 1996 August 1, 1995 through March 31, 1996 and August 1, 1996 through December 16, 1996, and the consolidated statement of operations of the Partnership from December 17, 1996 through March 31, 1997. Historical financial statements of Myers have not been separately presented based on the Partnership's belief that the separate inclusion of Myers does not have a material effect on the pro forma consolidated financial statements of the Partnership. The pro forma consolidated statements of operations were prepared to reflect the effects of the IPO as if it had been completed in its entirety as of the beginning of the periods presented. However, these statements do not purport to present the results of operations of the Partnership had the IPO actually been completed as of the beginning of the periods presented. In addition, the pro forma consolidated statements of operations are not necessarily indicative of the results of future operations of the Partnership and should therefore be read in conjunction with the historical consolidated financial statements of the Predecessor Companies and the Partnership appearing elsewhere in this Quarterly Report on Form 10-Q.

2. Pro Forma Adjustments

   Significant pro forma adjustments reflected in the pro forma consolidated statements of operations include the following:

   Adjustments to reflect the full period effect of operating expense savings resulting from the consolidation of certain operations that occurred subsequent to July 1, 1995, as well as the elimination of certain operating and general administrative expenses associated with the operation of the Partnership. Operating expense adjustments for retail overlap consolidations were $535 and $175 for the nine and three months ended March 31, 1996, respectively. General and administrative adjustments relating to corporate overhead consolidation, the elimination of bank and consulting fees and the estimated incremental general and administrative cost associated with the Partnership were $1,254 for each of the nine month periods ended March 31, 1997 and 1996, and $416 for the three month period ended March 31, 1996. The pro forma adjustments do not include any amount for the incentive compensation that might be paid to key employees.

   Adjustments to reflect the additional depreciation and amortization expense due to the increase in property and intangibles that result from applying the purchase method of accounting to the Empire Energy and Coast acquisitions. Depreciation and amortization adjustments were $60 for each of the nine month periods ended March 31, 1997 and 1996, and $20 for the three month period ended March 31, 1996.

   Adjustments to reflect interest expense applicable to the Partnership. Interest expense adjustments relating to expense for the $220,000 senior notes at a rate of 7.53% per annum, expense attributable to the working capital facility based on an average outstanding principal balance of $120 at 6.5% per annum, expense attributable to debt assumed based on an average outstanding principal balance of $7,000 at 8.5% per annum and debt expense amortization based on $5,500 estimated debt issuance costs were $270 for each for the nine month periods ended March 31, 1997 and 1996 and $90 for the three month period ended March 31, 1996.

   Adjustments to reflect the elimination of income tax related accounts because income taxes will not be borne by the Partnership, except for income taxes applicable to operations to be conducted by the Partnership's wholly owned corporate subsidiary.

   Net income per limited partner Unit is determined by dividing the net income that would be allocated to the Unitholders, which is 98% of net income, by the number of Units outstanding. The weighted average number of Units outstanding (which includes equivalent units issued under the restricted unit plan) totaling 16,513 were assumed to have been outstanding the entire period.

                                 SYN Inc.
                        CONSOLIDATED BALANCE SHEET
                          (Dollars in thousands)

                                  ASSETS

                                                     June 30, 1996
                                                    --------------
CURRENT ASSETS:
 Cash                                                  $       14
 Trade receivables, less allowance for doubtful
   accounts of $1,505                                       9,195
 Inventories                                                7,447
 Prepaid expenses and other                                   678
 Deferred income taxes                                      3,727
 Due from Former Stockholders                              37,966
                                                     -------------
     Current Assets                                        59,027
                                                     -------------

PROPERTY AND EQUIPMENT, at cost:
 Land and buildings                                         6,420
 Storage and consumer service facilities                   52,953
 Transportation, office and other equipment                11,910
 Less Accumulated depreciation                             (2,592)
                                                     -------------
     Total property and equipment                          68,691
                                                     -------------

OTHER ASSETS:
 Investments and restricted cash deposits                   3,025
 Deferred income tax benefit                                4,849
 Intangible assets, primarily the excess of cost
   over fair value of net assets acquired, net of
   accumulated amortization                                30,943
 Other                                                        227
                                                     -------------
     Total Other Assets                                    39,044
                                                     -------------
                                                        $ 166,762
                                                     =============

                   LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
 Current maturities of long-term debt                  $    1,025
 Accounts payable                                           1,604
 Accrued expenses                                           2,915
 Acquisition related liabilities                           29,306
                                                     -------------
     Total current liabilities                             34,850
LONG-TERM DEBT                                             25,687
NOTE PAYABLE - RELATED PARTY                               52,812
                                                     -------------
     Total liabilities                                    113,349
                                                     -------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:

 Cumulative preferred stock, $.01 par value;
 70,500 shares authorized; 55,312 shares, issued
 and outstanding, at stated value of $1,00 per share   $   55,312
 Common stock; $0.001 par value; authorized 100,000
 shares, issued and outstanding                                 1
 Additional paid-in capital                                    99
 Accumulated deficit                                       (1,999)
                                                     -------------
     Total stockholders' equity                            53,413
                                                     -------------
                                                       $  166,762
                                                     =============


     The accompanying notes are an integral part of these consolidated financial statements.

                                 SYN Inc.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Dollars in thousands)
                                (unaudited)

                       For the period    For the period     For the period
                           from              from                from
                        July 1, 1995     August 15, 1995    January 1 1996
                             to                to                to
                      August 14, 1995     March 31, 1996    March 31, 1996
                    ------------------   ---------------    ---------------
REVENUE                  $77,308              $7,568           $38,719

COST OF PRODUCT SOLD      37,199               3,631            18,824
                        --------            --------          --------
Gross profit              40,109               3,937            19,895

OPERATING EXPENSES:
 Salaries and commissions 10,864                 -               4,552
 General & administration 10,563               3,632             5,102
 Depreciation and
   amortization            2,697                 472               969
Related-party corporate
   administration and
   management fees         2,344                 -                 938
                        --------            --------          --------
Total operating expenses  26,468               4,104            11,561
                        --------            --------          --------
Operating income (loss)   13,641                (167)            8,334

INTEREST EXPENSE
including $0, $3,440, and
 $1,212 to related party   3,918                 816             1,571
                        --------            --------          --------
INCOME (LOSS) BEFORE
 INCOME TAXES              9,723                (983)            6,763

PROVISION (BENEFIT)
 FOR INCOME TAXES          3,700                (373)            2,350
                        --------           ---------          --------
Net income (loss)          6,023                (610)            4,413

DIVIDENDS ON CUMULATIVE
 PREFERRED STOCK          (5,185)               -              (2,074)
                        --------           ---------          --------
Net loss applicable to
 common stockholders        $838               $(610)           $2,339
                        ========           =========          ========

     The accompanying notes are an integral part of these consolidated financial statements.

                                 SYN Inc.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)
                                (unaudited)

                                                            For the period
                                        For the period       from July 1,
                                         from August,       1995 to August
                                         15, 1995 to          14, 1995
                                          March 31,         (Predecessor
                                            1996                 Basis)
                                        --------------      -------------
OPERATING ACTIVITIES:
  Net income (loss)                       $  6,023           $   (610)
  Items not requiring (providing) cash
  Depreciation and amortization              2,699                472
     Gain on sale of assets                   (263)
     Deferred income taxes                   5,458
  Changes in operating items
  Trade receivables                         (7,151)             4,897
  Inventories                                1,053              1,244
  Prepaid expenses and other                  (240)               345
  Accounts payable                          (4,982)            (1,864)
     Accrued expenses                       (1,970)                -
                                        --------------      -------------
     Net cash provided by
    operating activities                       627              4,484
                                        --------------      -------------

INVESTING ACTIVITIES
  Acquisition of assets of Synergy
    Group Incorporated                                       (150,922)
  Proceeds from the sale of certain
    Synergy Group assets to Empire Energy
    Corporation                                                35,980
  Sale of assets                               164              1,880
  Purchases of property and equipment       (4,663)
  Change in investments and restricted
    cash deposits                             (270)
                                        --------------      -------------
     Net cash provided by (used in)
    investing  activities                 (119,711)             1,880
                                        --------------      -------------
FINANCING ACTIVITIES:

  Increase in credit facility             $ 23,323           $ (6,965)

  Proceeds from issuance of common stock       100                 -
  Proceeds from issuance of preferred stock 52,812                -
  Proceeds from issuance of note payable
    - related party                         52,812                 -
  Borrowings from related party             36,458                 -
  Repayments to related party              (36,458)                -
  Payment on long-term debt                 (4,778)                -
  Preferred stock dividends paid            (5,185)                -
                                        --------------      -------------
      Net cash provided by (used in)
    financing activities                   119,084             (6,965)
                                        --------------      -------------
  Increase (decrease) in cash                   -                (601)

CASH:
  Beginning of period                           -                5,323
                                        --------------      -------------
  End of period                           $     -            $   4,722
                                        ==============      =============

     The accompanying notes are an integral part of these consolidated financial statements.

                         SYN INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              SEVEN AND ONE-HALF MONTHS ENDED MARCH 31, 1996,
  ONE AND ONE-HALF MONTHS ENDED AUGUST 15, 1995 (PREDECESSOR), AND THREE
                        MONTHS ENDED MARCH 31, 1996
                          (Dollars in thousands)
                                (unaudited)


1.Basis of Presentation

  In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly SYN Inc. and its subsidiaries ("Synergy") consolidated results of operations and cash flows for the period ended March 31, 1996. All such adjustments are of a normal recurring nature.

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

  In conjunction with the acquisition of SGI, the former stockholders of SGI are contractually liable for all insurance claims and tax liabilities that relate to periods prior to the acquisition date. Funds have been placed in escrow accounts to provide for payment of these liabilities. In the event that the escrow amount is insufficient to settle these liabilities, Synergy could be obligated to fund any additional amounts due and would have to seek reimbursement from the former stockholders for such amounts. Synergy has recorded its best estimates of the ultimate liabilities expected to arise from these matters and has made claims against the former stockholders for reimbursement.

                         EMPIRE ENERGY CORPORATION
                        CONSOLIDATED BALANCE SHEET
                          (Dollars in thousands)

                                  ASSETS

                                                        June 30, 1996
CURRENT ASSETS:                                         -------------
 Cash                                                     $  2,064
 Trade receivables, less allowance for doubtful
 accounts of $1,262                                          5,724
 Inventories                                                 6,702
 Prepaid expenses                                              103
 Refundable income taxes                                       457
 Deferred income taxes                                         996
                                                        -------------
     Current Assets                                         16,046
                                                        -------------
DUE FROM SYN INC                                             7,978
                                                        -------------

PROPERTY AND EQUIPMENT, at cost:
 Land and buildings                                          8,903
 Storage and consumer service facilities                    80,615
 Transportation, office and other equipment                 18,702
                                                        -------------
                                                           108,220
 Less Accumulated depreciation                             (28,686)
                                                        -------------
                                                            79,534
                                                        -------------

OTHER ASSETS:
 Excess of cost over fair value of net assets acquired,
  at amortized cost                                          3,033
 Other                                                         511
                                                        -------------
                                                             3,544
                                                        -------------

                                                          $107,102
                                                        =============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current maturities of long-term debt                   $    6,019
 Accounts payable                                            3,368
 Accrued salaries                                            1,063
 Accrued expenses                                            1,676
                                                        -------------
     Total current liabilities                              12,126
                                                        -------------
LONG-TERM DEBT                                              25,442
                                                        -------------
DEFERRED INCOME TAXES                                       16,877
                                                        -------------
ACCRUED SELF-INSURANCE LIABILITY                             2,424
                                                        -------------


STOCKHOLDERS' EQUITY:
 Common stock; $0.001 par value; authorized
  17,500,000 shares, issued,
   12,004,430 shares                                            12
 Additional paid-in capital                                 46,099
 Retained earnings                                           4,143
                                                            50,254
                                                        -------------
 Treasury stock, at cost - 3,000 shares                        (21)
                                                        -------------

                                                            50,233
                                                        -------------

                                                        $  107,102
                                                        =============

     The accompanying notes are an integral part of these consolidated financial statements.

                         EMPIRE ENERGY CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Dollars in thousands)
                                (unaudited)

                                   For the period      For the period
                                    from July 1,       from January 1,
                                      1995 to                  1996 to
                                   March 31, 1996      March 31, 1996
                                   --------------      --------------

OPERATING REVENUE                  $   88,233           $   44,198
COST OF PRODUCT SOLD                   44,518               23,311
                                   --------------      --------------

GROSS PROFIT                           43,715               20,887

OPERATING COSTS AND EXPENSES:
  Provision for doubtful accounts       1,024                  249
  General and administrative           22,654                8,885
  Depreciation and amortization         4,433                1,707
                                   --------------      --------------

OPERATING INCOME                       15,604               10,046

INTEREST EXPENSE (NET)                  1,775                  663
                                   --------------      --------------

INCOME BEFORE INCOME TAXES             13,829                9,383

PROVISION FOR INCOME TAXES              5,300                3,400
                                   --------------      --------------

NET INCOME                         $    8,529           $    5,983
                                   ==============      ==============


The accompanying notes are an integral part of these consolidated financial statements.

                         EMPIRE ENERGY CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)
                                (unaudited)


                                             For the period
                                              from July 1,
                                                1995 to
                                              March 31, 1996
                                             ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                 $      8,529
  Items not requiring (providing) cash
     Depreciation                                   4,201
     Amortization                                     232
     Gain on sale of assets                           (20)
     Deferred income taxes                            441
  Changes in
     Trade receivables                             (9,884)
     Inventories                                     (717)
     Accounts payable                                 590
     Accrued expenses and self insurance            2,902
     Prepaid expenses and other                      (891)
     Income taxes payable                           2,662
                                             ----------------

       Net cash provided by operating
        activities                                  8,045
                                             ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from the sale of assets                     76
  Purchases of property and equipment              (2,998)
  Purchase of assets from SYN Inc.                (35,980)
                                             ----------------
       Net cash used in investing
        activities                                (38,902)
                                             ----------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Decrease in credit facilities                    (3,600)
  Principal payments on purchase obligations          (98)
  Checks in process of collection                    (158)
  Proceeds from acquisition credit facility        35,000
                                             ----------------
       Net cash provided by financing
        activities                                 31,144
                                             ----------------

Increase in cash                                      287

CASH:

  Beginning of period                                  -
                                             ----------------
  End of period                              $        287
                                             ================

                         EMPIRE ENERGY CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     NINE MONTHS ENDED MARCH 31, 1996
                   AND THREE MONTHS ENDED MARCH 31, 1996
                          (Dollars in thousands)
                                (unaudited)


1.Basis of Presentation

  In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly Empire Energy Corporation's ("Empire Energy") consolidated results of operations and cash flows for the period ended March 31, 1996. All such adjustments are of a normal recurring nature.

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

2.Commitments and Contingencies

  Under Empire Energy's current insurance program, coverage for comprehensive general liability and vehicle liability is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. Empire Energy retains a significant portion of certain expected losses related primarily to comprehensive general liability and vehicle liability. Under these current insurance programs, Empire
  Energy self insures the first $1 million of coverage (per incident) on general liability and on vehicle liability. In addition, Empire Energy has a $100 deductible for each liability claim. Empire Energy obtains excess coverage from carriers for these programs on claims-made basis policies. The excess coverage for comprehensive general liability provides a loss limitation that limits Empire Energy's aggregate of self-insured losses to $1.5 million per policy period. Provisions for self-insured losses are recorded based upon Empire Energy's estimates of the aggregate self-insured liability for claims incurred.

  Empire Energy self insures the first $250 of workers' compensation coverage (per incident). Empire Energy purchases excess coverage from carriers for workers' compensation claims in excess of the self-insured coverage. Provisions for losses expected under this program are recorded based upon Empire Energy's estimates of the aggregate liability for claims incurred.

  Empire Energy self insures health benefits provided to the employees of Empire Energy and its subsidiaries. Provisions for losses expected under this program are recorded based upon Empire Energy's estimate of the aggregate liability for claims incurred.

  In conjunction with the restructuring that occurred in June 1994 (the "Split Off Transaction") Empire Energy agreed to indemnify Empire Gas Corporation (now known as All Star Gas Corporation, "Empire Gas") for 47.7% of the self-insured liabilities of Empire Gas incurred prior to June 30, 1994. Empire Energy has included in its self-insurance liability its best estimate of the amount it will owe Empire Gas under this indemnification agreement.

  Empire Energy is presently a defendant in various lawsuits related to the self-insurance program and other business-related lawsuits which are not expected to have a material, adverse effect on Empire Energy's financial position or results of operations.

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

  The Split-Off Transaction was structured with the intent of qualifying for tax-free treatment under Section 355 of the Internal Revenue Code and Empire Energy, and Empire Gas, obtained a private letter ruling (the "Letter Ruling") from the Internal Revenue Service confirming such treatment, subject to certain representations and conditions specified in the Letter Ruling. The Internal Revenue Service is currently conducting an audit of Empire Gas for the year in which the Split-Off Transaction occurred. If the Internal Revenue Service were to reverse the position it took in the Letter Ruling and prevail on a challenge to the tax-free treatment of the Split-Off Transaction, Empire Energy would be liable for a portion of any taxes, interest and penalties due, both as a former member of the Empire Gas controlled group and under a tax indemnity agreement with Empire Gas that was executed in connection with the Split-Off Transaction. Empire Energy's liability in such circumstances could exceed the percentage under the tax indemnity agreement if Empire Gas were unable to fund its percentage share under that agreement. If Empire Energy were held liable for any taxes, interest or penalties in connection with the above Split-Off Transaction, the amount of this liability could be substantial and could adversely affect Empire Energy's financial position and results of operations.

  Empire Energy is presently included in various state tax audits which are not expected to have a material, adverse effect on Empire Energy's financial position or results of operations.

                            CGI HOLDINGS, INC.
                        CONSOLIDATED BALANCE SHEET
                          (Dollars in thousands)

                                  ASSETS

                                                       July 31,1996
                                                       ------------
CURRENT ASSETS:
 Cash and cash equivalents                              $   1,519
 Accounts and notes receivable                             23,664
 Inventories                                                7,316
 Prepaid expenses and deposits                              1,996
 Deferred income tax benefit                                  802
                                                       ------------
     Total current assets                                  35,297
                                                       ------------
Property and equipment, at cost less accumulated
  depreciation                                             51,495
Cost in excess of net assets acquired, net of
  amortization                                             11,844
Notes receivable                                            1,357
Deferred charges and other assets                           6,186
                                                       ------------
                                                        $ 106,179
                                                        ============

              LIABILITIES, MANDATORILY REDEEMABLE SECURITIES
                         AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                       $  30,824
 Accrued liabilities                                        3,101
 Current maturities of long-term debt and capital lease
  obligations                                               3,924
                                                       ------------
     Total current liabilities                             37,849
                                                       ------------
Long-term debt and capital lease obligations               41,801
Deferred income taxes                                      10,777
Other liabilities                                           1,095

Commitments and contingencies (Note 2)

MANDATORILY REDEEMABLE SECURITIES:
 Redeemable exchangeable preferred stock:
   10% cumulative, $0.01 par value, 62,500 shares authorized,
    issued and outstanding; at redemption value             8,559


STOCKHOLDERS' EQUITY:
 Common stock, $0.01 par value, 6,515,000 shares authorized;
   4,312,247 issued and outstanding:
 Class A voting common stock, $0.01 par value, 3,000,000
   shares authorized; 2,789,784 issued and outstanding         28
 Class B voting common stock, $0.01 par value, 200,000
   shares authorized; 149,485 issued and outstanding            1
 Class C voting common stock, $0.01 par value, 3,000,000
   shares authorized; 1,343,831 issued and outstanding         13
 Class D non-voting common stock, $0.01 par value, 250,000
   shares authorized; 29,147 issued and outstanding            --
 Warrants outstanding                                       2,134
 Additional paid-in capital                                 8,945
                                                       ------------
 Accumulated deficit                                       (5,023)
                                                       ------------
     Total stockholders' equity                             6,098
                                                       ------------
                                                        $ 106,179
                                                       ============


The accompanying notes are an integral part of these consolidated financial statements.

                            CGI HOLDINGS, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Dollars in thousands)
                                (unaudited)

                                          August 1,           January 1,
                                          1995 to              1996 to
                                        March 31, 1996      March 31, 1996
                                        --------------      --------------

Sales and other revenue                   $  271,348         $  112,244
Costs and expenses:
  Cost of sales, except for
     depreciation and amortization           246,554            100,074
  Operating, general and administrative       16,929              7,317
  Depreciation and amortization                2,742              1,071
  Interest expense                             3,781              1,417
                                        --------------      --------------

Income before income taxes                     1,342              2,365
Income tax provision                             601              1,130
                                        --------------      --------------

Net income                                $      741         $    1,235
                                        ==============      ==============

     The accompanying notes are an integral part of these consolidated financial statements.

                            CGI HOLDINGS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)
                                (unaudited)
                                                       August 1, 1995
                                                            to
                                                       March 31, 1996
                                                       --------------
CASH FLOWS FROM (USED FOR) OPERATING ACTIVITIES:
     Net income                                             $  741
     Adjustments to reconcile net income to net
       cash used for operating activities
     Depreciation and amortization                           2,742
     Changes in assets and liabilities, net of
       acquisitions:
          Accounts and notes receivable                     (8,163)
          Inventories                                        1,673
          Prepaid expenses and deposits                       (303)
          Other assets                                         (29)
          Accounts payable                                  14,185
          Accrued liabilities                                  370
                                                            -------
Net Cash Provided from Operating Activities                 11,216
                                                            -------
CASH FLOWS FROM (USED FOR) INVESTING ACTIVITIES:
     Payments for acquisitions of retail outlets            (3,000)
     Losses from sale of property and equipment                (20)
     Purchases of and investments in property and
      equipment                                              (2,034)
                                                            --------
Net Cash Used from Investment Activities                     (5,054)
                                                            --------
CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES:
  Repurchase of common stock                                    (24)
  Repayments of long-term debt                                 (312)
  Borrowings on capital leases and other term loans             647
  Repayment of other notes payable                             (760)
  Principal payments under capital lease obligations           (455)
  Repayments under acquisition line                          (1,530)
                                                            --------
Net Cash Used in Financing Activities                        (2,434)
                                                            --------
Net increase in cash                                          3,728
Cash and cash equivalents, beginning of period                4,423
                                                            --------
Cash and cash equivalents, end of period                     $8,151
                                                            --------
     The accompanying notes are an integral part of these consolidated financial statements.

                            CGI HOLDINGS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (unaudited)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

2.COMMITMENTS AND CONTINGENCIES

  The Company has contracts with various suppliers to purchase a portion of its supply needs of LPG for future deliveries with terms ranging from one to twelve months. The contracted quantities are not significant with respect to the Company's anticipated total sales requirements and will generally be acquired at prevailing market prices at the time of shipment. Outstanding letters of credit issued in conjunction with product supply contracts are a normal business requirement. There were no outstanding letters of credit issued on behalf of the Company as of July 31, 1996, other than the $11.3 million, drawn against its credit guidance line.

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

                    CORNERSTONE PROPANE PARTNERS, L.P.
   Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion of the historical financial condition and results of operations for the Partnership should be read in conjunction with the historical and pro forma financial statements and notes thereto included elsewhere in this Form 10-Q.

General

The Partnership is a Delaware limited partnership recently formed to own and operate the propane business and assets of Synergy, Empire Energy, Myers and Coast. It is the fifth largest retail marketer of propane in the United States, serving more than 360,000 residential, commercial, industrial and agricultural customers from 306 customer service centers in 26 states.

Because a substantial portion of the Partnership's propane is used in the weather-sensitive residential markets, the Heating Degree Days in the Partnership's areas of operations, particularly during the six-month peak heating season, have a significant effect on the financial performance of the Partnership. In any given area, warmer-than-normal temperatures will tend to result in reduced propane use. Therefore, information on normal temperatures is used by the Partnership in understanding how historical results of operations are affected by temperatures that are colder or warmer than normal and in preparing forecasts of future operations, which are based on the assumption that normal weather will prevail in each of the Partnership's regions.

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

Although the Partnership believes that comparing temperature information for a given period of time to "normal" temperatures is helpful for an understanding of the Partnership's results of operations, when comparing variations in weather to changes in total revenues or operating profit, attention is drawn to the fact that a portion of the Partnership's total revenues is not weather-sensitive and other factors such as price, competition, product supply costs and customer mix also affect the results of operations. Furthermore, actual weather conditions in the Partnership's regions can vary substantially from historical experience.

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

The Partnership will engage in hedging of product cost and supply through common hedging practices. These practices will be monitored and maintained by management for the Partnership on a daily basis. Hedging of product cost and supply does not always result increased margins and is not considered to be material to operations or liquidity for the 3 and one-half month period ended March 31, 1997.

Analysis of Historical Results of Operations

The following discussion compares the results of operations and other data of Cornerstone Propane Partners, L.P. and its subsidiary Cornerstone Propane, L.P. (collectively "Cornerstone") for the three-month period ended March 31, 1997, to the pro forma three-month period ended March 31, 1996, and the pro forma nine-month period ended March 31, 1997, to the pro forma nine month period ended March 31, 1996.

Three months ended March 31, 1997, compared to pro forma three months ended March 31, 1996.

Volume.  During the three months ended March 31, 1997, Cornerstone sold
75.0 million retail propane gallons, a decrease of 21.1 million gallons or 22.0% from the 96.1 million retail propane gallons sold during the pro forma three months ended March 31, 1996. The decrease in retail volume was primarily attributable to national temperatures that averaged 14% warmer than last year and 13% warmer than normal in the markets served by Cornerstone. Additionally, record high costs of propane resulted in customer energy conservation which adversely impacted sales volume and gross profit. Wholesale volume sales were 81.4 million gallons and 83.0 million gallons respectively for the quarter ended March 31, 1997 and 1996.

Revenues. Revenues increased by $21.9 million or 11.0% to $220.6 million for the three months ended March 31, 1997, as compared to $198.7 million for the pro forma three months ended March 31,1996. This increase was attributable to an increase in wholesale revenues of $36.1 million or 37.3% to $132.9 million for the three months ended March 31, 1997, as compared to $96.8 million for the pro forma three months ended March 31, 1996, due primarily to higher product costs and sales prices. This increase was offset by a reduction in revenues from the Partnership's retail business. The revenues for the retail business declined by $14.2 million or 13.9% to $87.6 million for the three months ended March 31, 1997. as compared to $101.8 million for the pro forma three months ended March 31, 1996. This decrease was a result of the reduction in volume described above offset by an increase in the average sales price per gallon of propane.

Cost of Product Sold. Cost of product sold increased by $33.9 million, or 21.4% to $178.0 million for the three months ended March 31, 1997, as compared to $144.1 million for the pro forma three months ended March 31, 1996. The increase in cost of product sold was primarily due to increased wholesale business described above combined with an increase in the wholesale cost of propane, which increased approximately 48.4% per gallon in the three months ended March 31, 1997, compared to the pro forma same period of the prior year. These two increases were offset by the reduction in retail volume described above.

As a percentage of revenues, cost of product sold increased to 80.7% for the three months ended March 31, 1997, as compared to 72.5% for the pro forma three months ended March 31, 1996.

Gross Profit. Gross profit decreased $12.0 million or 22.0% to $42.5 million for the three months ended March 31, 1997, as compared to $54.5 million for the pro forma three months ended March 31, 1996. Retail per gallon gross margins were slightly better than the same period last year. The decrease in gross profits were primarily due to the reduction in retail sales volume discussed above.

Operating, General and Administrative Expenses. Operating, general and administrative expense decreased by $3.6 million or 13.2% to $23.6 million for the three months ended March 31, 1997, as compared to $27.2 million for the pro forma three months ended March 31, 1996. This decrease was primarily attributable to reductions in salaries and insurance expense resulting principally from efficiencies in operations.

As a percentage of revenues, operating, general and administrative expenses decreased to 10.7% for the three months ended March 31, 1997, as compared to 13.7% for the pro forma three months ended March 31, 1996.

Depreciation and Amortization. Depreciation and amortization increased $.4 million or 11.8% to $3.8 million for the three months ended March 31, 1997, as compared to $3.4 million for the pro forma three months ended March 31, 1996. This increase was primarily due to the revaluation of assets in purchase accounting resulting from the purchase of Empire Energy and Coast and to the amortization of goodwill.

Operating Income. Operating income decreased $8.9 million, or 37.1% to $15.1 million for the three months ended March 31, 1997, as compared to $24.0 million for the pro forma three months ended March 31, 1996. This decrease was primarily the result of the decreased gross profit described above, offset to some extent by the reduced operating, general and administrative expenses also discussed above.

Interest Expense. Interest expense remained at $4.4 million for both the three months ended March 31, 1997, and the pro forma three months ended March 31, 1996, since the overall level of borrowings and interest rates on debt were consistent between periods, although the type of debt changed in conjunction with the Partnership formation.

Net Income. Net income decreased $8.9 million or 45.6% to $10.6 million for the three months ended March 31, 1997, as compared to $19.5 million for the pro forma three months ended March 31, 1996. This decrease reflects the decreased operating income discussed above.

EBITDA. Total EBITDA decreased by $8.5 million, or 31.0% to $18.9 million for the three months ended March 31, 1997, as compared to $27.4 million for the pro forma three months ended March 31, 1996. The decrease in EBITDA reflects the decreased operating income discussed above. As a percentage of revenues, total EBITDA decreased to 8.6% for the three months ended March 31, 1997, as compared to 13.8% for the pro forma three months ended March 31, 1996. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) but provides additional information to evaluate the Partnership's ability to distribute the Minimum Quarterly Distribution.

Pro forma nine months ended March 31, 1997, compared to pro forma nine months ended March 31, 1996.

Volume. During the pro forma nine months ended March 31, 1997, Cornerstone sold 186.2 million retail propane gallons, a decrease of 15.5 million gallons or 7.7% from the 201.7 million retail propane gallons sold during the pro forma nine months ended March 31, 1996. The decrease in retail volume was primarily attributable to the decline in volume of sales in the three months ended March 31, 1997 compared to the three months ended March 31, 1996. Wholesale volume sales were 266.0 million gallons and 264.3 million gallons for the nine months ended March 31, 1997 and 1996, respectively.

Revenues. Revenues increased by $83.0 million or 18.3% to $535.5 million for the pro forma nine months ended March 31,1997, as compared to $452.5 million for the pro forma nine months ended March 31, 1996. This increase was primarily attributable to an increase in wholesale revenues of $91.7 million or 43.0% to $304.7 million for the pro forma nine months ended March 31, 1997, as compared to $213.0 million for the pro forma nine months ended March 31, 1996. This increase was offset by a reduction in revenues from the Partnership's retail business. The revenues for the retail business declined by $8.7 million or 3.6% to $230.8 million for the pro forma nine months ended March 31, 1997, as compared to $239.5 million for the pro forma nine months ended March 31, 1996. This decrease was a result of the reductions in retail volume described above.

Cost of Product Sold. Cost of product sold increased by $92.7 million, or 27.6% to $429.0 million for the pro forma nine months ended March 31, 1997, as compared to $336.3 million for the pro forma nine months ended March 31, 1996. The increase in cost of product sold was primarily due to the increased wholesale revenue described above offset by the reduction in retail volume described above.

As a percentage of revenues, cost of product sold increased to 80.1% for the pro forma nine months ended March 31, 1997, as compared to 74.3% for the pro forma nine months ended March 31, 1996.

Gross Profit. Gross profit decreased $9.7 million or 8.3% to $106.5 million for the pro forma nine months ended March 31, 1997, as compared to $116.2 million for the pro forma nine months ended March 31, 1996. This decrease was primarily due to the reduction in retail sales volume discussed above.

Operating, General and Administrative Expenses. Operating, general and administrative expense decreased by $2.0 million or 2.9% to $66.2 million for the pro forma nine months ended March 31, 1997, as compared to $68.2 million for the pro forma nine months ended March 31, 1996. This decrease was primarily attributable to reductions in salaries and insurance expense resulting principally from efficiencies in operations.

As a percentage of revenues, operating, general and administrative expenses decreased to 12.4% for the pro forma nine months ended March 31, 1997, as compared to 15.1% for the pro forma nine months ended March 31, 1996.

Depreciation and Amortization. Depreciation and amortization increased $.8 million or 7.8% to $11.0 million for the pro forma nine months ended March 31, 1997, as compared to $10.2 million for the pro forma nine months ended March 31, 1996. This increase was primarily due to the revaluation of assets in purchase accounting resulting from the purchase of Empire Energy and Coast and to the amortization of goodwill.

Operating Income. Operating income decreased $8.4 million, or 22.2% to $29.4 million for the pro forma nine months ended March 31, 1997, as compared to $37.8 million for the pro forma nine months ended March 31, 1996. This decrease was primarily the result of the decreased gross profit described above, offset by the reduced operating, general and administrative expenses also discussed above.

Interest Expense. Interest expense increased by $.2 million or 1.5% to $13.5 million for the pro forma nine months ended March 31, 1997, as compared to $13.3 million for the pro forma nine months ended March 31, 1996. The increase is due to slightly larger borrowings in the current pro forma period compared to the same period in the prior year.

Net Income. Net income decreased $8.6 million or 35.2% to $15.8 million for the pro forma nine months ended March 31, 1997, as compared to $24.4 million for the pro forma nine months ended March 31, 1996. This decrease reflects the decreased operating income discussed above.

EBITDA. Total EBITDA decreased by $7.7 million, or 16.0% to $40.3 million for the pro forma nine months ended March 31, 1997, as compared to $48.0 million for the pro forma nine months ended March 31, 1996. The decrease in EBITDA reflects the decreased operating income discussed above. As a percentage of revenues, total EBITDA decreased to 7.5% for the pro forma nine months ended March 31, 1997, as compared to 10.6% for the pro forma nine months ended March 31, 1996. EBITDA should not be considered as an alternative to net income (as an indication of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) but provides additional information to evaluate the Partnership's ability to distribute the Minimum Quarterly Distribution.

Liquidity and Capital Resources

Cash Flows

Cash provided by operating activities during the three and one-half month period ended March 31, 1997, was $18.1 million. Cash flow from operations included a net income of $13.9 million and noncash charges of $4.4 million for the period comprised principally of depreciation and amortization expense. The impact of working capital changes decreased cash flow by approximately $.2 million.

Cash used in investment activities for the three and one-half month period ended March 31, 1997, totaled $1.7 million, which was principally used for purchases of property and equipment. Cash used in financing activities was $12.3 million for the three and one-half month period ended March 31, 1997. This amount reflects net repayments on the Working Capital Facility.

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

Proceeds from the IPO, Senior Notes and the Working Capital Facility were used to repay liabilities assumed by the Operating Partnership ($337.6 million), to make distributions to the Special General Partner to redeem its preferred stock ($61.2 million) and to provide net worth to the Special General Partner ($15.5 million). The balance ($10.3 million) was used to pay expense of the partnership organization and formation.

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

The Operating Partnership's obligations under the Note Agreement are secured, on an equal and ratable basis with its obligations under the Bank Credit Agreement, by a first priority security interest in the Operating Partnership's inventory, accounts receivable and certain customer storage tanks. The Note Agreement contains customary representations, warranties, events of default and covenants applicable to the Operating Partnership and its "Restricted Subsidiaries" (as defined therein), including limitations, among others, on the ability of the Operating Partnership and its Restricted Subsidiaries to incur additional indebtedness, create liens, make investments and loans, enter into mergers consolidations or sales of all or substantially all assets and make asset sales. Generally, so long as no default exists or would result, the Operating Partnership is permitted to make any Restricted Payment (as defined in the Note Agreement and including distributions to the Partnership) during each fiscal quarter in an amount not in excess of Available Cash with respect to the immediately preceding quarter.

Also on the same date, the Operating Partnership entered a bank credit agreement consisting of a working capital facility (the "Working Capital Facility") and an acquisition facility (the "Acquisition Facility"). The Working Capital Facility provides for revolving borrowings up to $50 million (including a $30 million sublimit for letters of credit through March 31, 1997, and $20 million thereafter), and matures on December 31, 1999. The Bank Credit Agreement provides that there must be no amount outstanding under the Working Capital Facility (excluding letters of credit) in excess of $10 million for at least 30 consecutive days during each fiscal year. No amounts were outstanding under the Working Capital Facility at March 31, 1997. Issued outstanding letters of credit totaled $7.6 million at March 31, 1997. The Acquisition Facility provides the Operating Partnership with the ability to borrow up to $75 million to finance propane business acquisitions. The Acquisition Facility operates as a revolving facility through December 31, 1999, at which time any loans then outstanding may be converted to term loans and will amortize quarterly for a period of four years thereafter. No amounts were outstanding at March 31, 1997. The Operating Partnership's obligations under the Bank Credit Agreement are secured by a security interest in the Operating Partnership's inventory, accounts receivable and certain customer storage tanks.

Loans under the Bank Credit Agreement bear interest as a per annum rate equal to either (at the Operating Partnership's option): (a) the sum (the "Base Rate") of the applicable margin, and the higher of (i) the agent bank's prime rate and (ii) the federal funds rate plus one-half of 1% and
(b) the sum (the "Eurodollar Rate") of the applicable margin and rate offered by the agent requirements, if any). The applicable margin for Base Rate loans varies between 0% and .12%, and the applicable margin for Eurodollar Rate loans varies between .25% and .80%, in each case depending upon the Operating Partnership's ratio of consolidated "Debt" to "Consolidated Cash Flow" (as such terms are defined in the Bank Credit Agreement). At March 31, 1997. the applicable Base and Eurodollar Rates were 8.625% and 6.675%, respectively. In addition, an annual fee is payable quarterly by the Operating Partnership (whether or not borrowing occur) ranging from .125% to .325% depending upon the ratio referenced above.

The Bank Credit Agreement contains customary representations, warranties, events of defaults and covenants including limitations, among others, on the ability of the Operating Partnership and its "Restricted Subsidiaries" (as defined therein) to incur or maintain certain indebtedness or liens, make investments and loans, enter in mergers, consolidations or sales of all or substantially all of its assets and make asset sales. Generally, so long as no default exists or would result, the Operating Partnership is permitted to make any Restricted Payment (as defined in the Bank Credit Agreement and including distributions to the Partnership) during each fiscal quarter in amount not to exceed Available Cash with respect to the immediately preceding quarter.

In addition, the Bank Credit Agreement provides that: (1) the Operating Partnership not permit the ratio of its consolidated Debt (as defined in the Bank Credit Agreement) less cash on hand (in excess of $1 million up to $10 million) to Consolidated Cash Flow (as defined in the Bank Credit Agreement) to exceed 4.75:1.00 at any time on or before December 31, 1997, 4.50:1.00 at any time on or before December 31, 1998, and 4.25:1.00 any time thereafter; and (2) the Operating Partnership not permit the ratio of its Consolidated Cash Flow to consolidated "Interest Expense" (as defined therein) to be less than 2.00:1.00 prior to December 31, 1997, 2.25:1.00 any time thereafter on or before December 31, 1998 and 2.50:1.00 at any time thereafter.

                    CORNERSTONE PROPANE PARTNERS, L.P.


PART II.  OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K

          a)   Exhibits:

            ( 3) Amendment No. 1 dated as of May 1, 1997 to the Amended and Restated Agreement of Limited Partnership of Cornerstone Propane Partners, L.P.

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




                              Cornerstone Propane Partners, L.P.
                              (Registrant)



                              By:  Cornerstone Propane GP, Inc.
                              as Managing General Partner



Date:  May 14, 1997           By:   /s/  Ronald J. Goedde
                                 -------------------------
                              Name:  Ronald J. Goedde
                              Title:  Executive Vice President
                              and Chief Financial Officer