Form 10-K
period 1997-06-30
CORNERSTONE PROPANE PARTNERS LP
filed 1997-09-29
CIK 1024338

United States Securities and Exchange Commission
                          Washington, D.C. 20549

                                 FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended June 30, 1997
                      Commission file Number 1-12499

                    CORNERSTONE PROPANE PARTNERS, L.P.
          (Exact Name of Registrant as Specified in Its Charter)

           Delaware                              77-0439862
---------------------------------       --------------------------------
(State or other jurisdiction of         (IRS Employer Identification No.
 Incorporation or Organization)

432 Westridge Drive, Watsonville, California              95076
--------------------------------------------      ---------------------
(Address of Principal Executive Offices)                (Zip Code)

Registrant's Telephone Number, Including Area Code     (408) 724-1921

        Securities registered pursuant to Section 12(b) of the Act.

  Title of Each Class         Name of Each Exchange on which Registered
-------------------------     -----------------------------------------
    Common Units                         New York Stock Exchange

     Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
     ---       ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the common units held by nonaffiliates of the Registrant as of the close of business on September 22, 1997, is:
$242,694,000
                    Documents Incorporated by Reference
                                   None

Part I

Item 1. Business.

General

 Cornerstone Propane Partners, L.P., ("Cornerstone Partners") and its subsidiary, Cornerstone Propane, L.P. (the "Operating Partnership"), were organized in October 1996 and November 1996, respectively, as Delaware limited partnerships. Cornerstone Propane GP, Inc. (the "Managing General Partner") and SYN Inc. (the "Special General Partner" and, collectively with the Managing General Partner, the "General Partners") are the general partners of Cornerstone Partners and the Operating Partnership. The General Partners own an aggregate 2% interest as general partners, and the Unitholders (including the General Partners as holders of Subordinated Units) own a 98% interest as limited partners, in Cornerstone Partners and the Operating Partnership on a combined basis. Cornerstone Partners, the Operating Partnership and its corporate subsidiary are referred to collectively herein as the "Partnership."

 The Partnership was formed in 1996 to acquire, own and operate the propane businesses and assets of SYN, Inc. and its subsidiaries ("Synergy") and Empire Energy Corporation and its subsidiaries ("Empire Energy") (formerly subsidiaries of Northwestern Growth Corporation ("Northwestern Growth")) and CGI Holdings, Inc. and its subsidiaries ("Coast"). Northwestern Growth is a wholly owned subsidiary of Northwestern Public Service Company ("NPS"), a New York Stock Exchange-listed energy distribution company. Northwestern Growth was formed in 1994 to pursue and manage nonutility investments and development activities for NPS, with a primary focus on growth opportunities in the energy, energy equipment and energy services industries. To capitalize on the growth and consolidation opportunities in the propane distribution market, in August 1995, Northwestern Growth acquired the predecessor of Synergy, then the sixth largest retail marketer of propane in the United States and, in October 1996, it acquired Empire Energy, then the eighth largest retail marketer of propane in the United States. Immediately prior to the Partnership's initial public offering ("IPO") of Common Units in December 1996, Northwestern Growth acquired Coast, then the 18th largest retail marketer of propane in the United States. The Partnership commenced operation on December 17, 1996, concurrently with the closing of the IPO when substantially all of the assets and liabilities of Synergy, Empire Energy and Coast were contributed to the Operating Partnership. Information in this Form 10-K related to the pro forma year ended June 30, 1997, reflects a full year of activity for the three predecessor companies, as if the Partnership had been in operation on July 1, 1996.

 The Partnership believes that it is the fifth largest retail marketer of propane in the United States in terms of volume, serving more than 360,000 residential, commercial, industrial and agricultural customers from 296 customer service centers in 26 states as of June 30, 1997. The Partnership's operations are concentrated in the east coast, south-central and west coast regions of the United States. For the pro forma year ended June 30, 1997, the Partnership had combined retail propane sales of approximately 214 million gallons.

 The Partnership is principally engaged in (i) the retail distribution of propane for residential, commercial, industrial, agricultural and other retail uses, (ii) the wholesale marketing and distribution of propane, natural gas liquids and crude oil to the retail propane industry, the chemical and petrochemical industries and other commercial and agricultural markets, (iii) the repair and maintenance of propane heating systems and appliances and (iv) the sale of propane-related supplies, appliances and other equipment.

 The retail propane business is a "margin-based" business in which gross profits depend on the excess of sales prices over propane supply costs.
Sales of propane to residential and commercial customers, which account for the vast majority of the Partnership's revenue, have provided a relatively stable source of revenue for the Partnership. Based on pro forma fiscal 1997 retail propane gallons sold, the customer base consisted of 55% residential, 26% commercial and industrial and 19% agricultural and other customers.
Sales to residential customers have generally provided higher gross margins than other retail propane sales. While commercial propane sales are generally less profitable than residential retail sales, the Partnership has traditionally relied on this customer base to provide a steady, noncyclical source of revenues. No single customer accounted for more than 1% of total revenues.

 The Partnership's wholesale operations engage in the marketing of propane to independent dealers, major interstate marketers and the chemical and petrochemical industries. The Partnership participates to a lesser extent in the marketing of other natural gas liquids, the processing and marketing of natural gas and the gathering of crude oil. The Partnership either owns or has contractual rights to use transshipment terminals, rail cars, long-haul tanker trucks, pipelines and storage capacity. The Partnership believes that its wholesale marketing and processing activities position it to achieve product cost advantages and to avoid shortages during periods of tight supply to an extent not generally available to other retail propane distributors.

Product

 Propane, a by-product of natural gas processing and petroleum refining, is a clean-burning energy source recognized for its transportability and ease of use relative to alternative stand-alone energy sources. The retail propane business of the Partnership consists principally of transporting propane to its retail distribution outlets and then to tanks located on its customers' premises. Retail propane use falls into four broad categories: (i) residential, (ii) industrial and commercial, (iii) agricultural and (iv) other applications, including motor fuel sales. Residential customers use propane primarily for space and water heating. Industrial customers use propane primarily as fuel for forklifts and stationary engines, to fire furnaces, as a cutting gas, in mining operations and in other process applications. Commercial customers, such as restaurants, motels, laundries and commercial buildings, use propane in a variety of applications, including cooking, heating and drying. In the agricultural market, propane is primarily used for tobacco curing, crop drying, poultry brooding and weed control. Other retail uses include motor fuel for cars and trucks, outdoor cooking and other recreational purposes, propane resales and sales to state and local governments. In its wholesale operations, the Partnership sells propane principally to large industrial customers and other propane distributors.

 Propane is extracted from natural gas or oil wellhead gas at processing plants or separated from crude oil during the refining process. Propane is normally transported and stored in a liquid state under moderate pressure or refrigeration for ease of handling in shipping and distribution. When the pressure is released or the temperature is increased, it is usable as a flammable gas. Propane is colorless and odorless; an odorant is added to allow its detection. Like natural gas, propane is a clean burning fuel and is considered an environmentally preferred energy source.

Sources of Supply

 The Partnership's propane supply is purchased from oil companies and natural gas processors at numerous supply points located in the United States and Canada. During the six and one-half month period ended June 30, 1997, approximately 99% of the Partnership's propane purchases of its propane supply was purchased pursuant to agreements with terms of less than one year, but the percentage of contract purchases may vary from year to year as determined by the Partnership. Supply contracts generally provide for pricing in accordance with posted prices at the time of delivery or the current prices established at major delivery points. Most of these agreements provide maximum and minimum seasonal purchase guidelines. In addition, the Partnership makes purchases on the spot market from time to time to take advantage of favorable pricing. The Partnership receives its supply of propane predominantly through railroad tank cars and common carrier transport.

 Supplies of propane from the Partnership's sources historically have been readily available. In the six and one-half month period ended June 30, 1997, Warren Gas Liquids was the Partnership's largest supplier providing approximately 18.0% of the Partnership's total propane supply for its retail and wholesale operations (excluding propane obtained from the Partnership's natural gas processing operations). The Partnership believes that if supplies from Warren Gas Liquids were interrupted, it would be able to secure adequate propane supplies from other sources without a material disruption of its operations. Aside from Warren Gas Liquids, no single supplier provided more than 10% of the Partnership's domestic propane supply in the six and one-half month period ended June 30, 1997. Although no assurance can be given that supplies of propane will be readily available in the future, the Partnership expects a sufficient supply to continue to be available. The Partnership has not experienced a shortage that has prevented it from satisfying its customer's need and does not foresee any significant shortage in the supply of propane.

 The Partnership will engage in hedging of product cost and supply through common hedging practices. These practices will be monitored and maintained by management for the Partnership on a daily basis. Hedging of product cost and supply does not always result in increased margins.


 The market price of propane is subject to volatile changes as a result of supply or other market conditions over which the Partnership will have no control. Since it may not be possible to pass rapid increases in the wholesale cost of propane on to customers immediately, such increases could reduce the Partnership's gross profits. Consequently, the Partnership's profitability will be sensitive to changes in wholesale propane prices. The Partnership engages in hedging of product cost and supply through common hedging practices. The Partnership also engages in the trading of propane, natural gas, crude oil and other commodities in amounts that have not had and are not expected to have a material effect on the Partnership's financial condition or results of operations.

 The Partnership has from time to time leased space in storage facilities to take advantage of supply purchasing opportunities as they have occurred, and the Partnership believes that it will have adequate third party storage to take advantage of such opportunities in the future. Access to storage facilities will allow the Partnership, to the extent it may deem it desirable, to buy and store large quantities of propane during periods of low demand, which generally occur during the summer months, thereby helping to ensure a more secure supply of propane during periods of intense demand or price instability.

Operations

 The Partnership has organized its operations in a manner that the Partnership believes enables it to provide excellent service to its customers and to achieve maximum operating efficiencies. The Partnership's retail propane distribution business is organized into regions. Each region is supervised by Divisional Vice Presidents, or Managers. Personnel located at the retail service centers in the various regions are primarily responsible for customer service and sales.

 A number of functions are centralized at the Partnership's corporate headquarters in order to achieve certain operating efficiencies as well as to enable the personnel located in the retail service centers to focus on customer service and sales. The corporate headquarters and the retail service centers are linked via a computer system. Each of the Partnership's primary retail service centers is equipped with a computer connected to the central management information system in the Partnership's corporate headquarters. This computer network system provides retail company personnel with accurate and timely information on pricing, inventory and customer accounts. In addition, this system enables management to monitor pricing, sales, delivery and the general operations of its numerous retail service centers and to plan accordingly to improve the operations of the Partnership. The Partnership makes centralized purchases of propane through its corporate headquarters for resale to the retail service centers enabling the Partnership to achieve certain advantages, including price advantages, because of its status as a large volume buyer. The functions of cash management, accounting, taxes, payroll, permits, licensing, asset control, employee benefits, human resources, and strategic planning are also performed on a centralized basis.

Trademarks

 The Partnership utilizes a variety of trademarks, including "Synergy Gas" and its related design, which the Partnership owns, and "Empire Gas" and its related design, which the Partnership has the right to use, and trade names, including "Coast Gas." The Partnership generally expects to retain the names and identities of acquired entities, which the Partnership believes preserves the goodwill of the acquired businesses and promotes continued local customer loyalty. The Partnership regards its trademarks, trade names and other proprietary rights as valuable assets and believes that they have significant value in the marketing of its products.

Seasonality

 Because a substantial amount of propane is sold for heating purposes, the severity of winter and resulting residential and commercial heating usage have an important impact on the Partnership's earnings. Approximately two-thirds of the Partnership's retail propane sales usually occur during the six-month heating season from October through March. As a result of this seasonality, the Partnership's sales and operating profits are concentrated in its second and third fiscal quarters. Cash flows from operations, however, are greatest from November through April when customers pay for propane purchased during the six-month peak season. To the extent the Managing General Partner deems appropriate, the Partnership may reserve cash from these periods for distribution to Unitholders during periods with lower cash flows from operations. Sales and profits are subject to variation from month to month and from year to year, depending on temperature fluctuations.

Competition

 Based upon information provided by the Energy Information Administration, propane accounts for approximately three to four percent of household energy consumption in the United States. Propane competes primarily with natural gas, electricity and fuel oil as an energy source, principally on the basis of price, availability and portability. Propane is more expensive than natural gas on an equivalent BTU basis in locations served by natural gas, but serves as a substitute for natural gas in rural and suburban areas where natural gas is unavailable or portability of product is required. Historically, the expansion of natural gas into traditional propane markets has been inhibited by the capital costs required to expand pipeline and retail distribution systems. Although the extension of natural gas pipelines tends to displace propane distribution in areas affected, the Partnership believes that new opportunities for propane sales arise as more geographically remote neighborhoods are developed. Propane is generally less expensive to use than electricity for space heating, water heating, clothes drying and cooking. Although propane is similar to fuel oil in certain applications and market demand, propane and fuel oil compete to a lesser extent primarily because of the cost of converting from one to the other.

 In addition to competing with alternative energy sources, the Partnership competes with other companies engaged in the retail propane distribution business. Competition in the propane industry is highly fragmented and generally occurs on a local basis with other large full-service multi-state propane marketers, thousands of smaller local independent marketers and farm cooperatives. Based on industry publications, the Partnership believes that the domestic retail market for propane is approximately 9.2 billion gallons annually, that the 10 largest retailers, including the Partnership, account for approximately 33% of the total retail sales of propane in the United States, and that no single marketer has a greater than 10% share of the total retail market in the United States. Most of the Partnership's customer service centers compete with five or more marketers or distributors. Each customer service center operates in its own competitive environment, because retail marketers tend to locate in close proximity to customers. The Partnership's customer service centers generally have an effective marketing radius of approximately 25 to 50 miles, although in certain rural areas the marketing radius may be extended by a satellite location.

 The ability to compete effectively further depends on the reliability of service, responsiveness to customers and the ability to maintain competitive prices. The Partnership also believes that its service capabilities and customer responsiveness differentiate it from many of these smaller competitors. The Partnership's employees are on call 24 hours a day and seven days a week for emergency repairs and deliveries.

 The wholesale propane business is highly competitive. For the pro forma year 1997, the Partnership's wholesale propane operations accounted for 61% of total propane volumes but less than 2% of pro forma gross profit. The Partnership believes that its wholesale business provides it with a national presence and a reasonably secure, efficient supply base, and positions it well for expansion through acquisitions or start-up operations in new markets.

Risks of Business

 The Partnership's propane operations are subject to all the operating hazards and risks normally incident to handling, storing and transporting combustible liquids, such as the risk of personal injury and property damages caused by accident or fire.

 Effective December 17, 1996, the Partnership's comprehensive general and excess liability policy provides for losses of up to $96.0 million with a $50,000 self-insured retention.

Regulation

 The Partnership's operations are subject to various federal, state and local laws governing the transportation, storage and distribution of propane, occupational health and safety, and other matters. All states in which the Partnership operates have adopted fire safety codes that regulate the storage and distribution of propane. In some states these laws are administered by state agencies, and in others they are administered on a municipal level. Certain municipalities prohibit the below ground installation of propane furnaces and appliances, and certain states are considering the adoption of similar regulations. The Partnership cannot predict the extent to which any such regulations might affect the Partnership, but does not believe that any such effect would be material. It is not anticipated that the Partnership will be required to expend material amounts by reason of environmental and safety laws and regulations, but inasmuch as such laws and regulations are constantly being changed, the Partnership is unable to predict the ultimate cost to the Partnership of complying with environmental and safety laws and regulations.

 The Partnership currently meets and exceeds federal regulations requiring that all persons employed in the handling of propane gas be trained in proper handling and operating procedures. All employees have participated or will participate within 90 days of their employment date, in hazardous materials training. The Partnership has established ongoing training programs in all phases of product knowledge and safety including participation in the National Propane Gas Association's ("NPGA") Certified Employee Training Program.

Personnel

 The Partnership has no employees. The Managing General Partner conducts, directs and manages all activities of the Partnership. All references to Partnership management relates to the Managing General Partner which has no activities except managing the Partnership.

 As of September 15, 1997, the Managing General Partner had 1,881 full time employees, of whom 135 were general and administrative and 1,746 were operational employees. Fewer than 100 of the Managing General Partner's employees were represented by labor unions. The Managing General Partner believes that its relations with its employees are satisfactory. The Managing General Partner generally hires seasonal workers to meet peak winter demand.

Business Strategy

 The principal elements of the Partnership's business strategy are to (i) extend and refine its existing service orientation, (ii) continue to pursue balanced growth through small and large acquisitions, internal growth at its existing customer service centers and start-ups of new customer service centers, (iii) enhance the profitability of its existing operations by integrating the operations of its predecessors, implementing entrepreneurially oriented local manager incentive programs, where appropriate, and continuing to centralize administrative systems and (iv) capitalize on the Partnership's national wholesale supply and logistics business.

Item 2. Properties.

Corporate Headquarters

 The principal executive offices of the Partnership are located at 432 Westridge Drive, Watsonville, California 95076. These offices are leased through October 1997. The Partnership is in the process of renegotiating this lease. The accounting and the day-to-day operations are centralized in Lebanon, Missouri. These offices are leased through 2006.

Retail/Customer Service Centers

 The Partnership leases retail service centers and administrative office space under noncancelable operating leases expiring at various times through 2006. These leases generally contain renewal options and require the Partnership to pay all executory costs (property taxes, maintenance and insurance). As of June 30, 1997, the Partnership operated 296 customer service centers.

 As of June 30, 1997, the Partnership operated bulk storage facilities with total propane storage capacity of approximately 21 million gallons, all of which was above ground and all of which was owned by the Partnership. The Partnership does not own, operate or lease any underground propane storage facilities (excluding customer and local distribution tanks) or pipeline transportation assets (excluding local delivery systems).

Distribution

 The Partnership purchases propane at refineries, gas processing plants, underground storage facilities, and pipeline terminal and transports the propane by railroad tank cars and tank trailer trucks to the Partnership's retail service centers, each of which has gas bulk storage capacity ranging from 25 to 1,000 gallons. The Partnership is a shipper on all major interstate LPG pipeline systems. The retail service centers have an aggregate storage capacity of approximately 21 million gallons of propane, and each service center has equipment for transferring the gas into and from the bulk storage tanks. The Partnership owns and operates 38 over-the-road tractors and 53 transport trailers to deliver propane and consumer tanks to its retail service centers and also relies on common carriers to deliver propane to its retail service centers.

 Deliveries to customers are made by means of approximately 900 bobtail trucks and approximately 1,000 other delivery and service vehicles owned by the Partnership. Propane is stored by the customers on their premises in stationary steel tanks generally ranging in capacity from 25 to 1,000 gallons, with large users having tanks with a capacity of up to 30,000 gallons. Most of the propane storage tanks used by the Partnership's residential and commercial customers are owned by the Partnership and leased, rented or loaned to customers. The Partnership owned approximately 268,000 of these customer storage tanks.

Item 3.  Legal Proceedings.

 A number of personal injury, property damage and products liability suits are pending or threatened against the Partnership. In general, these lawsuits have arisen in the ordinary course of the Partnership's business and involve claims for actual damages, and in some cases punitive damages, arising from the alleged negligence of the Partnership or as a result of product defects or similar matters. Of the pending or threatened matters, a number involve property damage, and several involve serious personal injuries or deaths and the claims made are for relatively large amounts. Although any litigation is inherently uncertain, based on past experience, the information currently available to it and the availability of insurance coverage, the Partnership does not believe that these pending or threatened litigation matters will have a material adverse effect on its results of operations or its financial condition.

Item 4.  Submission of Matters to a Vote of Unitholders.

 No matters were submitted to a vote of unit holders by the Partnership during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.  Market for Registrant's Common Equity and Related Unitholder
Matters.

 The Common Units are listed and principally traded on the New York Stock Exchange (the "NYSE") under the trading symbol "CNO." The Partnership Units began trading on the NYSE on December 12, 1996. On December 17, 1996, the assets and liabilities of the predecessor companies were contributed to the Partnership in exchange for the proceeds from the IPO and related transactions. The high and low sales prices for the Common Units, as reported in the consolidated transaction reporting system, and the amount of distributions declared with respect to the Units, for each quarterly period since December 12, 1996, are as follows:

                                       High       Low       Distributions
                                       -----      ----      -------------
1996
-----

Fourth Quarter (from                  $21 1/2     $21          $  - (1)
 December 12, 1996)

1997
-----

First Quarter                         $22 3/8     $20 7/8      $0.63(1)
Second Quarter                        $22 1/8     $19 3/4      $0.54

(1) The distribution of $0.63 per Unit declared for the quarter ended March 31, 1997, included the 15-day period commencing December 17, 1996.

 As of September 22, 1997, there were approximately 12,000 holders of Common Units, including individual participants in security position listings.

 There is no established public trading market for the Subordinated Units, all of which are held by the Managing General Partner and the Special General Partner.

 The Partnership will distribute to its partners, on a quarterly basis, all of its Available Cash, which is generally all cash on hand at the end of a quarter, as adjusted for reserves. The Managing General Partner has broad discretion in making cash disbursements and establishing reserves. The Partnership intends, to the extent there is sufficient Available Cash, to distribute to each holder of Common Units at least $.54 per Common Unit per quarter (the "Minimum Quarterly Distribution") or $2.16 per Common Unit on an annualized basis.

 To enhance the Partnership's ability to make the Minimum Quarterly Distribution on the Common Units during the Subordination Period, which will generally extend at least through December 31, 2001, each holder of Common Units will be entitled to receive the Minimum Quarterly Distribution, plus any arrearages thereon, before any distributions are made on the outstanding subordinated limited partner interests of the Partnership (the "Subordinated Units"). Upon expiration of the Subordination Period, all Subordinated Units will convert into Common Units on a one-for-one basis and will thereafter participate pro rata with the other Common Units in distributions of Available Cash. Under certain circumstances, up to 50% of the Subordinated Units may convert into Common Units prior to the expiration of the Subordination Period.

 For a further discussion of the Partnership's cash distribution policy, refer to Note 4 in the Partnership's Consolidated Financial Statements included in Item 8 of this report. For a discussion of certain restrictions under the Partnership's loan agreements that limit the Partnership's ability to pay cash distributions, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Financing and Sources of Liquidity" included in Item 7 of this report.

Item 6.  Selected Financial Data.

Cornerstone Partners

 The following table presents selected consolidated operating and balance sheet data of Cornerstone Propane Partners, L.P. as of June 30, 1997, and for the period from inception (December 17, 1996) to June 30, 1997. The financial data of the Partnership as of June 30, 1997, and for the period from inception (December 17, 1996) to June 30, 1997, were derived from the Partnership's audited consolidated financial statements. The financial data set forth below should be read in conjunction with the Partnership's consolidated financial statements, together with the notes thereto, included in Item 8 of this report.


                            CORNERSTONE PARTNERS

(In Thousands, Except Per Unit Data)

                                                 Period from
                                                  Inception
                                                (December 17,
                                                   1996) to
                                                June 30, 1997
                                                --------------
STATEMENT OF OPERATIONS DATA:

  Operating revenue                               $  389,630
  Cost of product sold                               315,324
                                                   ---------
  Gross profit                                        74,306
  Operating expenses                                  50,023
  Depreciation and amortization                        8,519
                                                   ---------
  Operating income                                    15,764

  Interest expense                                     9,944
                                                   ---------
  Net income before income taxes                       5,820

  Income taxes                                            64
                                                   ---------
  Net income                                      $    5,756
                                                   =========

BALANCE SHEET DATA:
(As of June 30, 1997)

  Current assets                                  $   70,261
  Total assets                                       540,993
  Current liabilities                                 60,742
  Long-term debt (including current maturities)      237,268
  Partners' capital                                  243,929

OPERATING DATA:

  Capital expenditures                            $    4,227
  Cash from sale of assets                               473
  EBITDA  (a)                                         24,283
  Income per unit                                        .34
  Retail propane gallons sold                        213,700

(a)
  EBITDA consists of net income before depreciation, amortization, interest and income taxes. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow, and it is not a measure of performance or financial condition under generally accepted accounting principles, but it provides additional information for evaluating the Partnership's ability to distribute the Minimum Quarterly Distribution and to service and incur indebtedness.
  Cash flows in accordance with generally accepted accounting principles consist of cash flows from operating, investing and financing activities; cash flows from operating activities reflect net income (including charges for interest and income taxes, which are not reflected in EBITDA), adjusted for noncash charges or income (which are reflected in EBITDA) and changes in operating assets and liabilities (which are not reflected in EBITDA). Further, cash flows from investing and financing activities are not included in EBITDA.

 Synergy

     The financial information set forth below as of December 16, 1996, and June 30, 1996, and for the ten and one-half month period ended June 30, 1996, are derived from the audited financial statements of Synergy. On August 15, 1995, Synergy Group Incorporated ("SGI"), the predecessor of Synergy, was acquired by Synergy. The financial information below as of March 31, 1993, 1994 and 1995, is derived from the audited financial statement of SGI. The comparability of financial matters is affected by the change in ownership of SGI and the concurrent sale of approximately 25% of SGI's operations to Empire Energy (which at that time was not related to Synergy). The Statement of Operations Data and the Operating Data for the four and one-half months ended August 14, 1995, represent information for the period from the end of the last fiscal year of SGI until the date of the sale to Synergy, and are presented only to reflect operations of Synergy for a complete five-year period. The retail propane gallons sold for all periods presented is derived from the accounting records of Synergy and SGI and is unaudited. The Selected Historical Financial and Operating Data below should be read in conjunction with the consolidated financial statements of Synergy and SGI included in Item 8 of this report.




                                                            Synergy
                                                 -------------------------------
                    Synergy Group Incorporated    Four and  Ten and   Five and
                    Fiscal Year Ended March 31,   One-Half  One-Half  One-Half
                                                   Months    Months    Months
                                                    Ended    Ended      Ended
                                                 August 14, June 30,December 16,
                       1993     1994       1995     1995      1996      1996
                    ------------------------------------------------------------
                                              (In Thousands)
STATEMENT OF
 OPERATIONS DATA:
 Revenues          $ 132,855 $ 133,731 $ 123,562  $ 32,179  $ 96,062  $ 44,066
 Cost of product
  sold                66,891    63,498    59,909    15,387    46,187    23,322
 Gross profit         65,964    70,233    63,653    16,792    49,875    20,744
 Depreciation
  and amortization     5,381     5,170     5,100    1,845     3,329      1,904
 Operating
  income (loss)         (809)    3,609    (2,291)  (6,660)   14,520      3,769
 Interest
  expense             13,342    13,126    11,086    3,223     5,584      3,311
 Provision (benefit)
  for income taxes       351      (400)      (84)      31     3,675        298
 Net income
  (loss)             (15,274)  (11,615)  (13,417)  (9,813)    5,261        160
BALANCE SHEET DATA:
 (END OF PERIOD)
   Current
    Assets         $  30,903 $  31,149 $  27,542 $ 21,501  $ 59,027   $ 21,271
   Total assets      112,153   111,914   103,830   96,500   166,762    174,140
   Current
    liabilities      149,141   161,360   109,685  119,546    34,850      9,139
   Total debt        123,168   122,626    92,717   89,541    79,524     84,585
   Redeemable
     preferred
     stock                -         -         -        -     55,312     55,312
   Stockholders'
     equity
     (deficit)      (43,808)   (55,424)  (15,762) (25,576)   (1,899)    (5,617)
OPERATING DATA:
 EBITDA (a)        $  4,572  $   8,779 $   2,809 $ (4,815) $ 17,849   $  5,673
 Capital
  expenditures        2,504      3,141     3,737      596     8,708      3,751
 Retail propane
   gallons sold     137,316    137,937   126,205   27,282    92,621     39,468

(a)
  EBITDA consists of net income before depreciation, amortization, interest and income taxes. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow, and it is not a measure of performance or financial condition under generally accepted accounting principles, but it provides additional information for evaluating the Partnership's ability to distribute the Minimum Quarterly Distribution and to service and incur indebtedness.
  Cash flows in accordance with generally accepted accounting principles consist of cash flows from operating, investing and financing activities; cash flows from operating activities reflect net income (including charges for interest and income taxes, which re not reflected in EBITDA), adjusted for noncash charges or income (which are reflected in EBITDA). Further, cash flows from investing and financing activities are not included in EBITDA.

 Empire Energy

     The financial information set forth below as of June 30, 1994, 1995 and 1996, and December 16, 1996, and for the years ended June 30, 1994, 1995 and 1996, and the five and one-half month period ended December 16, 1996, is derived from the audited financial statements of Empire Energy. Empire Energy was formed in June 1994 as a result of a tax-free split-off (the "Split-Off") from Empire Gas Corporation. These financial statements give effect to the Split-Off as if it occurred on July 1, 1992. As discussed in
Note 2 to Empire Energy's Consolidated Financial Statements included in Item 8, on August 15, 1995, Empire Energy and certain other shareholders sold their interests in Empire Energy to certain members of management (the "Management Buy-Out"). On October 7, 1996, Northwestern Growth purchased 100% of the Empire Energy common stock. The results of operations and other data for the five and one-half months ended December 16, 1996, are stated on a pro forma basis to combine the one month ended prior to the Management Buy-Out, the two months ended prior to the Northwestern Growth acquisition and the two and one-half months beginning with the Northwestern Growth acquisition. The retail propane gallons sold for all periods presented is derived from the accounting records of Empire Energy and is unaudited. The Selected Historical Financial and Operating Data below should be read in conjunction with the consolidated financial statements of Empire Energy included in Item 8 of this report.


                                        Empire Energy
                              --------------------------------------------------
                                                                  Five and
                                                                  One-Half
                                  Fiscal Year Ended June 30,     Months Ended
                              --------------------------------   December 16,
                                    1993     1994     1995      1996    1996
                              --------------------------------------------------
                                          (In Thousands)
STATEMENT OF OPERATIONS DATA:
 Revenues                         $61,057  $60,216   $56,689  $98,821  $43,201
   Cost of product sold            29,157   28,029    26,848   50,080   23,310
   Gross profit                    31,900   32,187    29,841   48,741   19,891
   Depreciation and
   amortization                     4,257    4,652     4,322    5,875    2,929
   Operating income                 8,097    6,015     1,084    9,846    3,567
   Interest expense                   366      118        39    2,598    3,621
   Provision for
     income taxes                   2,900    2,400      600    3,550        32
   Net income (loss)                4,726    3,497      445    3,698       (86)
BALANCE SHEET DATA:
 (END OF PERIOD)
   Current assets                 $ 8,751  $ 9,292  $ 9,615  $16,046   $27,491
   Total assets                    58,584   64,734   69,075  107,102   183,046
   Current liabilities              3,620    2,697    4,277   12,126    11,210
   Long-term debt                   2,258      135    1,701   25,442   111,853
   Stockholders' equity            42,614   46,111   46,535   50,233    15,922
OPERATING DATA:
 EBITDA (a)                       $12,354  $10,667 $  5,406  $15,721   $ 6,496
 Capital expenditures               2,446    4,058    8,365   39,164     2,823
 Retail propane
  gallons sold                     66,456   67,286   62,630  104,036    40,847

(a) EBITDA consists of net income before depreciation, amortization, interest and income taxes. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow, and it is not a measure of performance or financial condition under generally accepted accounting principles, but it provides additional information for evaluating the Partnership's ability to distribute the Minimum Quarterly Distribution and to service and incur indebtedness. Cash flows in accordance with generally accepted accounting principles consist of cash flows from operating, investing and financing activities; cash flows from operating activities reflect net income (including charges for interest and income taxes, which re not reflected in EBITDA), adjusted for noncash charges or income (which are reflected in EBITDA) and changes in operating assets and liabilities (which are not reflected in EBITDA). Further, cash flows from investing and financing activities are not included in EBITDA.

Coast

 The financial information set forth below as of July 31, 1994, 1995 and 1996 and December 16, 1996 and for the years ended July 31, 1994, 1995 and 1996 and for the four and one-half months ended December 16, 1996 is derived from the audited financial statements of Coast. The financial information as of July 31, 1993 and for the year ended July 31, 1993 is derived from the accounting records of Coast and is unaudited. The Selected Historical Financial and Operating Data below should be read in conjunction with the consolidated financial statements of Coast included in Item 8 of this report.

                                                 Coast
                              --------------------------------------------------

                                                                  Four and
                                                                  One-Half
                                                                   Months
                                                                    Ended
                                     Fiscal Year Ended July 31,   December 16,
                                   1993     1994     1995     1996   1996
                                ------------------------------------------------
                                               (In Thousands)
 STATEMENT OF OPERATIONS DATA:
  Revenues                       $229,860 $242,986 $266,842 $384,354 $185,460
  Cost of product sold            203,975  214,632  234,538  351,213  173,155
  Gross profit                     25,885   28,354   32,304   33,141   12,305
  Depreciation and
   amortization                     3,184    3,282    3,785    4,216    1,604
  Operating income                  3,399    3,843    4,535    4,044      122
  Interest expense                  4,017    4,029    5,120    5,470    2,238
  Benefit for income taxes           (123)     (28)    (202)    (473)    (748)
  Net loss (a)                       (495)    (158)    (889)    (953)  (1,368)

 BALANCE SHEET DATA:
  (END OF PERIOD)
    Current assets               $ 21,962 $ 29,150 $ 33,676 $ 35,297  $49,392
    Total assets                   82,626   93,559  101,545  106,179  119,066
    Current liabilities            23,182   31,178   27,605   37,849   48,254
    Long-term debt                 29,241   31,080   46,021   41,801   46,245
    Mandatorily redeemable
     securities                     8,325    8,874    7,781    8,559    8,675
    Stockholders' equity            8,368    7,661    7,853    6,098    4,614
 OPERATING DATA:
  EBITDA (b)                     $  6,583 $  7,125 $  8,320 $  8,260 $  1,726
  Capital expenditures              6,114    4,451    5,581    6,060    1,503
  Retail propane
   gallons sold                    27,385   30,918   36,569   34,888   13,380

(a) Included in the net loss for the year ended July 31, 1995 is an extraordinary charge to income of $506,000 for the early retirement of debt, net of the income tax benefit.

(b) EBITDA consists of net income before depreciation, amortization, interest and income taxes. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow, and it is not a measure of performance or financial condition under generally accepted accounting principles, but it provides additional information for evaluating the Partnership's ability to distribute the Minimum Quarterly Distribution and to service and incur indebtedness. Cash flows in accordance with generally accepted accounting principles consist of cash flows from operating, investing and financing activities; cash flows from operating activities reflect net income (including charges for interest and income taxes, which are not reflected in EBITDA), adjusted for noncash charges or income (which are reflected in EBITDA) and changes in operating assets and liabilities (which are not reflected in EBITDA). Further, cash flows from investing and financing activities are not included in EBITDA.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

 The following discussion of the historical financial condition and results of operations for Cornerstone Propane Partners, L.P. and its subsidiary, Cornerstone Propane, L.P. (collectively "Cornerstone" or the "Partnership") should be read in conjunction with the historical financial statements and notes thereto included elsewhere in this report.

General

 The Partnership is a Delaware limited partnership recently formed to own and operate the propane business and assets of Synergy, Empire Energy and Coast. These entities are referred to herein as the Predecessor Companies. The Partnership believes it is the fifth largest retail marketer of propane in the United States, serving more than 360,000 residential, commercial, industrial and agricultural customers from 296 customer service centers in 26 states.

 Because a substantial portion of the Partnership's propane is used in the weather-sensitive residential markets, the heating degree days in the Partnership's areas of operations, particularly during the six-month peak-heating season, have a significant effect on the financial performance of the Partnership. In any given area, warmer-than-normal temperatures will tend to result in reduced propane use.

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

Analysis Of Historical Results Of Operations

 The following discussion compares the results of operations and other data of Cornerstone for the pro forma year ended June 30, 1997, to the pro forma year ended June 30, 1996. Note all information has been prepared on a pro forma basis assuming that Cornerstone had been in existence at the beginning of the periods presented. All references to periods prior to December 17, 1996, (the date Cornerstone commenced operations) refer to pro forma amounts determined by combining the financial information of the predecessor companies.

Pro Forma Years Ended June 30, thousands of dollars     1997        1996
---------------------------------------------------  --------     --------
Operating revenue                                    $664,197      $595,790
Cost of product sold                                  534,892       455,984
                                                     --------      --------

Gross profit                                          129,305       139,806
Operating, general and administrative
  expenses                                             88,264        92,771
Depreciation and amortization                          15,073        14,500
                                                     --------      --------
Operating income                                       25,968        32,535

Interest expense, net                                  18,215        17,865
Provision for income taxes                                109           100
                                                     --------      --------

Net income                                           $  7,644      $ 14,570
                                                     ========      ========


 During the year ended June 30, 1997, Cornerstone sold 213.7 million retail propane gallons, a decrease of 21.3 million gallons or 9.1% from the 235.0 million retail propane gallons sold during the year ended June 30, 1996. The decrease in retail volume was primarily attributable to the decline in volume of sales in the three months ended March 31, 1997, compared to the three months ended March 31, 1996. The decline in retail volume was primarily attributed to national temperatures that averaged 14% warmer than last year and 13% warmer in the markets served by Cornerstone. Wholesale sales volumes were 330.1 million gallons and 328.3 million gallons for the years ended June 30, 1997 and 1996, respectively.

 Revenues increased by $68.4 million or 11.5% to $664.2 million for the year ended June 30, 1997, as compared to $595.8 million for the year ended June 30, 1996. This increase was attributable to an increase in wholesale revenues of $84.5 million or 26.7% to $400.7 million for the year ended June 30, 1997, as compared to $316.2 million for the year ended June 30, 1996, due primarily to higher product costs and sales prices. Revenues for the retail business declined by $16.1 million or 5.8% to $263.5 million for the year ended June 30, 1997, as compared to $279.6 million for the year ended June 30, 1996. This decrease was due to the decline in retail sales volume described above.

 Cost of product sold increased by $78.9 million, or 17.3% to $534.9 million for the year ended June 30, 1997, as compared to $456.0 million for the year ended June 30, 1996. The increase in cost of product sold was primarily due to the higher product costs described above. As a percentage of revenues, cost of product sold increased to 80.5% for the year ended June 30, 1997, as compared to 76.5% for the year ended June 30, 1996.

 Gross profit decreased $10.5 million or 7.5% to $129.3 million for the year ended June 30, 1997, as compared to $139.8 million for the year ended June 30, 1996, primarily due to the reduction in retail sales volume and higher product costs as discussed above.

 Operating, general and administrative expense decreased by $4.5 million or 4.8% to $88.3 million for the year ended June 30, 1997, as compared to $92.8 million for the year ended June 30, 1996. This decrease was primarily attributable to reductions in salaries and insurance expense resulting principally from efficiencies in operations. As a percentage of revenues, operating, general and administrative expenses decreased to 13.3% for the year ended June 30, 1997, as compared to 15.6% for the year ended June 30, 1996. Depreciation and amortization increased $.6 million or 4.1% to $15.1 million for the year ended June 30, 1997, as compared to $14.5 million for the year ended June 30, 1996. This increase was primarily due to the revaluation of assets in purchase accounting resulting from the purchase of Empire Energy and Coast and to the amortization of goodwill.

 Operating income decreased $6.5 million, or 20.0% to $26.0 million for the year ended June 30, 1997, as compared to $32.5 million for the year ended June 30, 1996. This decrease was primarily the result of the decreased gross profit described above, offset by the reduced operating, general and administrative expenses also described above.

 Interest expense increased $.3 million or 1.7% to $18.2 million for the year ended June 30, 1997, as compared to $17.9 million for the year ended June 30, 1996. This increase is due to slightly larger borrowings in the current period compared to the same period in the prior year.

 Net income decreased $7.0 million or 47.9% to $7.6 million for the year ended June 30, 1997, as compared to $14.6 million for the year ended June 30, 1996. This decrease reflects the decreased operating income discussed above. Total EBITDA decreased by $6.0 million or 12.8% to $41.0 million for the year ended June 30, 1997, as compared to $47.0 million for the year ended June 30, 1996. The decrease in EBITDA reflects the decreased operating income discussed above. As a percentage of revenues, total EBITDA decreased to 6.2% for the year ended June 30, 1997, as compared to 7.9% for the year ended June 30, 1996. EBITDA should not be considered as an alternative to net income (as an indication of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) but provides additional information to evaluate the Partnership's ability to distribute the Minimum Quarterly Distribution.

Liquidity And Capital Resources

Cash Flows. Cash provided by operating activities during the period from December 17, 1996 to June 30, 1997, was $11.2 million. Cash flow from operations included net income of $5.8 million and noncash charges of $8.5 million for the period, comprised principally of depreciation and amortization expense. The impact of working capital changes decreased cash flow by approximately $3.1 million.

 Cash used in investment activities for the period from December 17, 1996 to June 30, 1997, totaled $3.8 million, which was principally used for acquisitions and purchases of property and equipment. Cash used in financing activities was $18 million for the period from December 17, 1996, to June 30, 1997. This amount reflects net repayments on the Working Capital Facility and the payment of partnership distributions.

 On December 17, 1996, Cornerstone Propane Partners, L.P. completed its initial public offering (IPO), proceeds from which amounted to $191.8 million. Concurrently with the IPO, Cornerstone Propane, L.P. (the "Operating Partnership") issued $220.0 million of Senior Notes and borrowed $12.8 million on its Working Capital Facility. Also on the IPO date, the Operating Partnership received cash of $22.4 million from the Predecessor Companies. Proceeds from the IPO, Senior Notes and the Working Capital Facility were used to repay liabilities assumed by the Operating Partnership ($337.6 million), to make distributions to the Partnership's Special General Partner to redeem its preferred stock ($61.2 million), to provide net worth to the Special General Partner ($15.5 million) and to pay expenses of the partnership organization and formation ($13.7 million).

Financing and Sources of Liquidity. On December 17, 1996, the Operating Partnership issued $220.0 million of Senior Notes with a fixed annual interest rate of 7.53% pursuant to note purchase agreements with various investors (collectively, the "Note Agreement"). The Senior Notes mature on December 30, 2010, and require semi-annual interest payments commencing December 30, 1996. The Note Agreement requires that the principal be paid in equal annual payments of $27.5 million starting December 30, 2003. Also on the same date, the Operating Partnership entered into a bank credit agreement consisting of a working capital facility (the "Working Capital Facility") and an acquisition facility (the "Acquisition Facility"). The Working Capital Facility provides for revolving borrowings up to $50.0 million (including a $30.0 million sublimit for letters of credit through March 31, 1997, and $20.0 million thereafter), and matures on December 31, 1999. The Bank Credit Agreement provides that there must be no amount outstanding under the Working Capital Facility (excluding letters of credit) in excess of $10.0 million for at least 30 consecutive days during each fiscal year. At June 30, 1997, $4.6 million was outstanding under the Working Capital Facility. Issued outstanding letters of credit totaled $7.6 million at June 30, 1997. The Acquisition Facility provides the Operating Partnership with the ability to borrow up to $75.0 million to finance propane business acquisitions. The Acquisition Facility operates as a revolving facility through December 31, 1999, at which time any loans then outstanding may be converted to term loans and will amortize quarterly for a period of four years thereafter. No amounts were outstanding at June 30, 1997. Loans under the Bank Credit Agreement bear interest at variable base or Eurodollar rates. At June 30, 1997, the applicable base and Eurodollar rates were 8.625% and 5.938%, respectively. In addition, an annual fee is payable quarterly by the Operating Partnership (whether or not borrowings occur) ranging from .125% to
 .325% depending upon the ratio referenced above.

 The Operating Partnership's obligations under the Note and Bank Credit Agreements are secured by a security interest in the Operating Partnership's inventory, accounts receivable and certain customer storage tanks. The Note and Bank Credit Agreements contain various terms and covenants including financial ratio covenants with respect to debt and interest coverage and limitations, among others, on the ability of the Operating Partnership and its subsidiary to incur additional indebtedness, create liens, make investments and loans, enter into mergers, consolidations or sales of all or substantially all assets and make asset sales. Generally, so long as no default exists or would result, the Partnership is permitted to make distributions during each fiscal quarter in an amount not in excess of Available Cash with respect to the immediately preceding quarter. The Operating Partnership was in compliance with all terms and covenants at June 30, 1997.

Inflation and Economic Trends

 Although its operations are affected by general economic trends, the Partnership does not believe that inflation had had a material effect on the results of its operations during the past three years.

Item 8.   Financial Statements and Supplementary Data.


 The Consolidated Financial Statements of the Partnership and its predecessors following Item 14. An index of the Consolidated Financial Statements appears in Item 14(a)(1).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

 None

PART III

Item 10.  Directors and Executive Officers of the Registrant.

 The Managing General Partner manages and operates the activities of the Partnership. The following table sets forth certain information with respect to the executive officers and members of the Board of Directors of the Managing General Partner. Executive officers and directors are elected for one-year terms.

Name                   Age         Position with Managing General Partner
                    ---------      ---------------------------------------
Merle D. Lewis          49              Chairman of the Board of Directors
Richard R. Hylland      36         Vice Chairman of the Board of Directors
Keith G. Baxter         48          President, Chief Executive Officer and
                                                                  Director
Charles J. Kittrell     57       Executive Vice President, Chief Operating
                                                     Officer and Secretary
Ronald J. Goedde        48       Executive Vice President, Chief Financial
                                                     Officer and Treasurer
Vincent J. DiCosimo     39                        Executive Vice President
Paul Christen           68                                        Director
Kurt Katz               64                                        Director
Daniel K. Newell        40                                        Director

 Each of the officers and directors has served since 1996, except Messrs. Christen and Katz, who were elected directors in 1997.

 Section 16(a) Beneficial Ownership Reporting Compliance.

 Based solely upon a review of Forms 3, 4 and 5 and related representations furnished to the Partnership during the most recent fiscal year, no person who, at any time during the fiscal year, was a director, officer of beneficial owner of more than ten percent of the Common Units failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 during the most recent fiscal year.

Item 11.  Executive Compensation

 The following table provides compensation information from commencement of operations on December 17, 1996 to June 30, 1997, for the Chief Executive Officer and for each of the four other most highly compensated executive officers of the Managing General Partner whose total compensation exceeded $100,000 for the most recent fiscal period.

Summary Compensation Table

                                                              Long-Term
                               Annual Compensation           Compensation
                            ---------------------------      ------------
                                                    Other    Restricted   All
 Name and Principal                                 Annual      Unit     Other
  Position                  Year    Salary   Bonus(1)Comp(2) Awards(3)  Comp(4)
                            ----------------------------------------------------
Keith G. Baxter,
 Chief Executive
  Officer                   1997   $108,333 $25,000 $124,469 $2,800,000 $3,683
Robert Wooldridge,
 Vice President             1997    108,333  30,000      -          -       -
Charles J. Kittrell,
 Chief Operating
 Officer                    1997     88,125  15,000   67,313  1,600,000  4,256
Ronald J. Goedde,
 Chief Financial
 Officer                    1997     79,792  15,000   51,094  1,600,000  2,998
Vincent J. Di Cosimo,
 Senior Vice
 President                  1997     81,250 175,000   21,667  1,000,000  2,333

1) Reflects (a) a one-time special consolidating bonus awarded to Messrs. Baxter, Kittrell and Goedde, (b) an annual incentive bonus payable to Mr. Wooldridge pursuant to his employment agreement and (c) the bonus payable to Mr. Di Cosimo under the Coast Energy Group Bonus Plan. No bonus was paid under the Annual Operating Performance Incentive Plan with respect to the fiscal period ended June 30, 1997. See "Incentive Plans."

(2) Reflects (a) the Management Fees payable to Messrs. Baxter, Kittrell, Goedde and Di Cosimo in connection with the acquisition of Empire Energy and Coast by Northwestern Growth and (b) amounts awarded under the New Acquisition Incentive Plan for Messrs. Baxter, Kittrell and Goedde. See "Employment Agreements" and "Incentive Plans."

(3) The total number of restricted Common Units and their aggregate market value as of June 30, 1997 were: Mr. Baxter, 157,143 Common Units valued at $3,417,860; Mr. Kittrell, 76,190 Common Units valued at $1,657,133; Mr. Goedde, 76,190 Common Units valued at $1,657,133; and Mr. Di Cosimo, 47,619 Common Units valued at $1,035,713. There were no payouts under the Restricted Unit Plan during the fiscal period ended June 30, 1997.

(4) The "All Other Compensation" category reflects the Managing General Partner's matching contributions to its 401(k) Plan in the amount of $2,058 for each of Messrs. Baxter, Kittrell, Geodde and Di Cosimo and payments for life and disability insurance.

Employment Agreements

 The Managing General Partner has entered into employment agreements (the "Employment Agreements") with each of Keith G. Baxter, Charles J. Kittrell, Ronald J. Goedde and Vincent J. Di Cosimo (the "Executives").

 Pursuant to the Employment Agreements, Messrs. Baxter, Kittrell, Goedde and Di Cosimo serve as President and Chief Executive Officer, Executive Vice President and Chief Operating Officer, Executive Vice President and Chief Financial Officer, and Senior Vice President, respectively, of the Managing General Partner. Each of the Employment Agreements has a term of three years from the closing of the Transactions, unless sooner terminated as provided in the Employment Agreements. The Employment Agreements provide for an annual base salary of $200,000, $160,000, $150,000 and $150,000 for each of Messrs.
Baxter, Kittrell, Goedde and DiCosimo, respectively, subject to such increases as the Board of Directors of the Managing General Partner may authorize from time to time, plus a fee for each of the Executives of approximately $135,000, $65,000, $40,000 and $25,000, respectively, per year for three years related to the acquisition of Empire Energy and Coast by Northwestern Growth (the "Management Fee"). In addition, the Managing General Partner pays for a $725,000 life insurance policy for Mr. Baxter and $410,000 life insurance policies for each of Messrs. Kittrell, Goedde and DiCosimo. Each of the Executives participates in the Annual Operating Performance Incentive Plan of the Managing General Partner and Messrs. Baxter, Kittrell and Goedde participate in the New Acquisition Incentive Plan of the Managing General Partner (together with the Annual Operating Performance Incentive Plan, the "Plans") as described below. The Executives are also entitled to participate in such other benefit plans and programs as the Managing General Partner may provide for its employees in general (the "Other Benefit Plans").

 The Employment Agreements provide that in the event an Executive's employment is terminated without "cause" (as defined in the Employment Agreements) or if an Executive terminates his employment due to a "Fundamental Change" (as defined below), such Executive will be entitled to receive a severance payment in an amount equal to his total compensation for the remainder of the employment term under the Employment Agreement and will receive benefits under the Other Benefit Plans for a period of twelve months after termination. In the event of termination due to disability, the Executive will be entitled to his base salary, his Management Fee and benefits under the Plans and the Other Benefit Plans for twelve months. In the event of termination due to death, benefits under the Other Benefit Plans will be continued for the Executive's dependents for twelve months. In the event the Executive's employment is terminated for "cause," the Executive will receive accrued salary and benefits (including his Management Fee and benefits under the Plans) up to the date of termination and, if the Managing General Partner does not waive the Executive's covenant not to compete, benefits under the Other Benefit Plans for 12 months.

 A Fundamental Change is defined in the Employment Agreements to have occurred (i) if the Executive's duties, authority, responsibilities and/or compensation is reduced without performance or market-related justification;
(ii) if the Executive's primary office is moved more than 50 miles from Watsonville, California (or, with respect to Mr. DiCosimo, Houston, Texas) without his consent; (iii) if the Partnership disposes of business and assets which reduce the annual EBITDA of the Partnership below 70% of the annual EBITDA level existing at the time employment commenced; or (iv) if securities representing 10% of the voting power in elections of directors of NPS become beneficially owned by any party or group or other prescribed events occur constituting a change of control of NPS.

 In addition, each Employment Agreement contains non-competition and confidentiality provisions.

Incentive Plans

 The Managing General Partner has adopted the Annual Operating Performance Incentive Plan, which provides for the payment of annual incentive bonuses to participants in the plan (who will be determined by the Board of Directors of the Managing General Partner from time to time and who will include the Executives) equal to a percentage of annual salary (plus in the case of the Executives, his Management Fee) based on the Partnership's performance compared to budgeted levels of net income and EBITDA. Such bonuses will range from zero for performance at 10% below budget to 50% for performance at budget. In addition, in the event EBITDA exceeds budgeted amounts, there will be established a bonus pool equal to 10% of the excess of EBITDA over budget, which will be divided among Messrs. Baxter, Kittrell and Goedde and any other participants that the Board of Directors of the Managing General Partner may determine. The period covered by the plan began December 17, 1996, and ends on the fifth anniversary thereof.

 The Managing General Partner has also adopted the New Acquisition Incentive Plan, which provides for bonuses to participants in the plan (who will be determined by the Board of Directors of the Managing General Partner from time to time and who will include the Executives) for adding new businesses to the Partnership's propane operations. The bonuses will be an amount equal to 4% of the gross acquisition purchase price, allocated among the participants in the plan based on their relative salaries. The transactions covered by the plan will include those occurring on or after December 17, 1997 through the fifth anniversary thereof. Awards under this program will be payable in cash 90 days after the close of the particular acquisition transaction.

Restricted Unit Plan

            Long-Term Incentive Plan - Awards in Last Fiscal Year

 The following table sets forth the restricted unit grants made under the Restricted Unit Plan to the named executive officers of the Managing General Partner during the fiscal period ended June 30, 1997.


                    Number of Shares, Units or    Performance or Other Period
     Name                 Other Rights (1)         Until Maturation or Payout
-----------------   --------------------------    ---------------------------

Keith G. Baxter       157,143 Common Units                  (2)

Robert Woodridge              0                              -

Charles J. Kittrell    76,190 Common Units                  (2)

Ronald J. Goedde       76,190 Common Units                  (2)

Vincent J. Di Cosimo   47,619 Common Units                  (2)


(1)  Granted on December 17, 1996 upon consummation of the IPO.

(2)  Restricted units are subject to a bifurcated vesting procedure such that
     (a) 25% of a participant's restricted units will vest over time, with one-third vesting on the third, fifth and seventh anniversaries of the date of grant and (b) the remaining 75% of a participant's restricted units will vest automatically upon, and in the same proportions as, the conversion of the Subordinated Units to Common Units. See Note 4 to the Partnership's Consolidated Financial Statements included in Item 8. If a participant's employment is terminated without "cause" (as defined in the Restricted Unit Plan) or a participant resigns with "good reason" (as defined in the Restricted Unit Plan), the participant's rights to receive Common Units which vest over time will immediately vest. In the event of a "change of control" of the Partnership (as defined in the Restricted Unit Plan), all rights to receive Common Units pursuant to the Restricted Unit Plan will immediately vest. Until rights to receive Common Units have vested, the Common Units to which they relate are not issued, and the participant is not entitled to any distributions or allocations of income or loss, and has no voting or other rights, with respect to such Common Units.

Director Compensation

 The Chairman of the Board of the Managing General Partner receives $50,000 annually and each of its other nonemployee directors receives $15,000 annually, plus $1,000 per Board meeting attended and $500 per committee meeting attended.

 In connection with the consummation of the IPO, the three initial nonemployee directors of the Managing General Partner received rights with respect to restricted units, as follows: Mr. Lewis, 19,048 Common Units valued at $400,000; Mr. Hylland, 14,286 Common Units valued at $300,000; and Mr. Newell, 9,524 Common Units valued at $200,000. In addition, under the Restricted Unit Plan, upon his or her election to the Board of Directors of the Managing General Partner, each nonemployee director receives rights with respect to restricted units having an aggregate value of $200,000. The directors' restricted units vest in accordance with the same procedure as is described in note 2 to the Long-Term Incentive Plan - Awards in Last Fiscal Year table above.

                    Compensation Committee Interlocks and
               Insider Participation in Compensation Decisions

 The Nominating and Compensation Committee of the Board of Directors of the Managing General Partner is comprised of Messrs. Lewis, Christen and Katz. None of these persons is an officer, employer or former employee of the Managing General Partner, the Partnership or any of their subsidiaries.

Item 12.Security Ownership of Certain Beneficial Owners and Management Ownership of Partnership Units By The General Partners and Directors and Executive Officers of The Managing General Partner.

 The table below sets forth, as of June 30, 1997 the beneficial ownership of Units by each person known to the Managing General Partner to be the beneficial owner of more than 5% of any class of Units of the Partnership, each director and named executive officer of the Managing General Partner, as well as the directors and all of the executive officers of the Managing General Partner as a group.

 Name and Address                        Amount and Nature  Percent of
 of Beneficial Owner        Class       of Beneficial Owner    Class
--------------------        -------     ------------------ -----------
Managing General Partner(1) Subordinated    5,677,040         86.0%
Special General Partner(2)  Subordinated      920,579         14.0%

Merle D. Lewis              Common              3,000(3)(4)     *
Richard R. Hylland          Common                  -(3)(4)     *
Keith G. Baxter             Common             23,810(3)        *
Charles J. Kittrell         Common              9,524(3)        *
Ronald J. Goedde            Common              9,524(3)        *
Vincent J. DiCosimo         Common              2,500(3)        *
Paul Christen               Common                  -(3)        *
Kurt Katz                   Common             25,000(3)        *
Daniel K. Newell            Common              1,000(3)(4)     *

All directors and executive officers
 (9 persons) as a group     Common             74,358(3)        *
*Less than 1%

(1) The business address of the Managing General Partner is 432 Westridge Drive, Watsonville, California 95076.

(2) The business address of the Special General Partner is 33 Third Street S.E., Huron, South Dakota 57350.

(3)  Excludes Common Units awarded under the Restricted Unit Plan as follows:
   Mr. Lewis - 19,048 Common Units; Mr. Hylland - 14,286 Common Units; Mr. Baxter - 157,143 Common Units; Mr. Kittrell - 76,190 Common Units; Mr. Goedde
   - 76,190 Common Units; Mr. Di Cosimo - 47,619 Common Units; Mr. Christen - 8,889 Common Units; Mr. Katz - 9,302 Common Units; Mr. Newell - 9,524 Common Units; and all directors and officers as a group - 418,191 Common Units

(4)Excludes Subordinated Units held by the General Partners. Messrs. Lewis, Hylland and Newell are executive officers of the parent of the General Partners.

Item 13.Certain Relationships And Related Transactions.

 As of June 30, 1997, the General Partners own the entire general partner interest in the Partnership and all of the Subordinated Units, representing an aggregate 37.8% limited partner interest and a 2% General Partner interest in the Partnership. Through the Managing General Partner's ability, as managing general partner, to manage and operate the Partnership and the ownership of all of the outstanding Subordinated Units by the General Partners (effectively giving the General Partners the ability to veto certain actions of the Partnership), the General Partners have the ability to control the management of the Partnership.

 The Managing General Partner is a wholly-owned subsidiary, and the Special General Partner is a majority-owned subsidiary, of NPS. Mr. Lewis serves as the Chairman of the Board, and Messrs. Hylland and Newell are executive officers, of NPS.

 The Managing General Partner does not receive any management fee or other compensation in connection with its management of the Partnership, but it and its affiliates performing services for the Partnership are reimbursed at cost for all expenses incurred on behalf of the Partnership, including the costs of compensation properly allocable to the Partnership. The Partnership's Partnership Agreement provides that the Managing General Partner will determine the expenses that are allocable to the Partnership in any reasonable manner.

 In addition, the General Partners are entitled to receive distributions on their general partner interests, certain incentive distributions and distributions on their Subordinated Units.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
        8-K.

(a) (1)   Financial Statements

     Cornerstone Propane Partners, L.P.

     Report of Independent Public Accountants
     Consolidated Balance Sheet as of June 30, 1997
     Consolidated Statement of Income for the period ended June 30, 1997
           Consolidated Statement of Partners' Capital for the period ended June 30, 1997
           Consolidated Statement of Cash Flows for the period ended June
      30, 1997

     Empire Energy Corporation

     Independent Accountants' Report
     Consolidated Balance Sheet as of June 30, 1996
     Consolidated Statements of Operations for the periods ended December
      16, 1996, and the Years Ended June 30, 1996 and 1995
     Consolidated Statements of Stockholders' Equity for the periods ended
      December 16, 1996, and the Years Ended June 30, 1996 and 1995 Consolidated Statements of Cash Flows for the periods ended December
      16, 1996, and the Years Ended June 30, 1996 and 1995

     CGI Holdings, Inc.

     Report of Independent Accountants
     Consolidated Balance Sheet as of July 31, 1996
     Consolidated Statements of Operations for the four and one-half month period ended December 16, 1996, and for the Fiscal Years Ended
      July 31, 1996 and 1995
     Consolidated Statements of Stockholders' Equity for the four and one-half month period ended December 16, 1996, and for the Fiscal Years Ended July 31, 1996 and 1995
     Consolidated Statements of Cash Flows for the four and one-half month period ended December 16, 1996, and for the Fiscal Years Ended July 31, 1996 and 1995

     SYN, Inc.

     Report of Independent Public Accountants
     Consolidated Balance Sheet as of June 30, 1996
     Consolidated Statements of Operations for the period ended December
      16, 1996, and the period Ended June 30, 1996
     Consolidated Statements of Stockholders' Equity for the period ended
      December 16, 1996, and the period Ended June 30, 1996
     Consolidated Statements of Cash Flows for the period ended December
      16, 1996, and the period Ended June 30, 1996

     Synergy Group Incorporated

     Independent Accountants Report
     Consolidated Statements of Operations for the period ended August 14,
      1995, and the Year Ended March 31, 1995
     Consolidated Statements of Stockholders' Equity (Deficit) for the
      period ended August 14, 1995, and the Year Ended March 31, 1995 Consolidated Statements of Cash Flows for the period ended August 14,
      1995, and the Year Ended March 31, 1995

(a) (2)   Financial Statement Schedules

 All financial statement schedules are omitted because the information is not required, is not material or is otherwise included in the financial statements or related notes thereto.

(a) (3)   Exhibits

3.1 Amended and Restated Agreement of Limited Partnership of Cornerstone Propane Partners, L.P. dated as of December 17, 1996. (Incorporated by reference to Exhibit 3.1 to the Partnership's current report on Form 8-K dated April 14, 1997 (the Form 8-K)).

3.2 Amended and Restated Agreement of Limited Partnership of Cornerstone Propane, L.P. dated as of December 17, 1996. (Incorporated by reference to Exhibit 3.2 to the Form 8-K).

10.1 Credit Agreement dated December 17, 1996, among Cornerstone Propane, L.P., various financial institutions and Bank of America National Trust and Savings Association, as agent. (Incorporated by reference to Exhibit 10.1 to the Form 8-K).

10.2 Note Purchase Agreement dated December 17, 1996, among Cornerstone Propane, L.P. and certain investors (Incorporated by reference to Exhibit 10.2 to the Form 8-K)
10.3 Contribution, Conveyance and Assumption Agreement dated as of December 17, 1996, among Cornerstone Propane Partners, L.P., Cornerstone Propane, L.P., Cornerstone Propane GP, Inc., Empire Energy SC Corporation and SYN Inc. (Incorporated by reference to Exhibit 10.3 to the Form 8-K)

10.4*1996 Cornerstone Propane Partners, L.P. Restricted Unit Plan
     (Incorporated by reference to Exhibit 10.4 to the Form 8-K)

10.5*Form of Amended and Restated Employment Agreements for Messrs. Baxter,
     Kittrell, Goedde and DiCosimo (Incorporated by reference to Exhibit 10.5 to the Form 8-K)

10.6 Amendment No. 1 to Credit Agreement

10.7 Amendment No. 2 to Credit Agreement

21.1 List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Partnership's Registration Statement on Form S-1 (No. 333-34581)

27   Financial Data Schedule




*  Management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K

     On April 4, 1997, the Partnership filed a current report on Form 8-K for the purpose of filing certain exhibits.

SIGNATURES
 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                   Cornerstone Propane Partners, L.P.

                                   By:  Cornerstone Propane GP, Inc.
                                        Managing General Partner

                                   By:  /s/ Keith G. Baxter
                                        ------------------------------
                                            Keith G. Baxter

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature          Capacity in which Signed              Date
     ---------           ------------------------        ----------------
/s/ Merle Lewis           Chairman of the Board        September 26, 1997
----------------------     of Directors of the
    Merle Lewis          Managing General Partner

/s/ Richard R. Hylland    Vice Chairman of the Board   September 26, 1997
----------------------      of Directors of the
    Richard R. Hylland    Managing General Partner

/s/ Keith G. Baxter       President, Chief Executive   September 26, 1997
----------------------       Officer and Director
    Keith G. Baxter      of the Managing General Partner
                          (principal executive officer)

/s/ Ronald J. Goedde       Executive Vice President,   September 26, 1997
----------------------      Chief Financial Officer
    Ronald J. Goedde        and Treasurer of the
                          Managing General Partner
                     (principal financial/accounting officer)

/s/ Paul R. Christen         Director of the           September 26, 1997
---------------------    Managing General Partner
    Paul R. Christen

/s/ Kurt Katz                Director of the           September 26, 1997
--------------------     Managing General Partner
    Kurt Katz

/s/ Daniel K. Newell         Director of the           September 26, 1997
--------------------     Managing General Partner
    Daniel K. Newell

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Cornerstone Propane Partners, L.P.


We have audited the accompanying consolidated balance sheet of CORNERSTONE PROPANE PARTNERS, L.P., (A DELAWARE LIMITED PARTNERSHIP) AND SUBSIDIARY as of June 30, 1997, and the related consolidated statements of income, cash flows and partners' capital for the period from commencement of operations (December 17, 1996) to June 30, 1997. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cornerstone Propane Partners, L.P. and Subsidiary as of June 30, 1997, and the results of their operations and their cash flows for the period from commencement of operations (December 17, 1996) to June 30, 1997, in conformity with generally accepted accounting principles.



                                                       ARTHUR ANDERSEN LLP

Minneapolis, Minnesota
August 4, 1997



               CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                    (Dollars in thousands, except unit data)
                                                             June 30,
                                                              1997
                              ASSETS                        ---------
Current Assets:
     Cash and cash equivalents                              $  8,406
     Trade receivables, net                                   41,924
     Inventories                                              15,538
     Prepaid expenses and other current assets                 4,393
                                                            ---------
               Total current assets                           70,261

Property, plant and equipment, net                           247,943
Goodwill and other intangible assets, net                    221,748
Other assets                                                   1,041
                                                            ---------
               Total assets                                 $540,993
                                                            =========
LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
Current Liabilities:
     Current portion of long-term debt                      $  5,736
     Trade accounts payable                                   42,334
     Accrued expenses                                         12,672
                                                            ---------
               Total current liabilities                      60,742

Long-term debt                                               231,532
Due to related party                                             740
Other noncurrent liabilities                                   4,050
                                                            ---------
               Total liabilities                             297,064
                                                            ---------
Commitments and contingencies

Partners' Capital:
     Common unitholders, 10,512,805 units issued
       and outstanding                                       146,851
     Subordinated unitholders, 6,597,619 units issued
       and outstanding                                        92,106
     General partners                                          4,972
                                                            ---------
               Total partners' capital                       243,929
                                                            ---------
               Total liabilities and partners' capital      $540,993
                                                            =========
 The accompanying notes are an integral part of this consolidated balance sheet.

             CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

                     CONSOLIDATED STATEMENT OF INCOME
               (Dollars in thousands, except per unit data)

                                                   From Commencement
                                                     of Operations
                                                on December 17, 1996
                                                   to June 30, 1997
                                                ---------------------

Revenues                                               $389,630

Cost of sales                                           315,324
                                                       ---------
Gross profit                                             74,306
                                                       ---------
Expenses
     Operating, general and administrative               50,023
     Depreciation and amortization                        8,519
                                                       ---------
                                                         58,542
                                                       ---------

Operating income                                         15,764
Interest expense                                          9,944
                                                       ---------
Income before provision for income taxes                  5,820
Provision for income taxes                                   64
                                                       ---------
Net income                                             $  5,756
                                                       =========
General partners' interest in net income               $    212
                                                       =========
Limited partners' interest in net income               $  5,544
                                                       =========
Net income per unit                                    $   0.34
                                                       =========
Weighted average number of units outstanding             16,531
                                                       =========




        The accompanying notes are an integral part of this consolidated financial statement.

             CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

                   CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Dollars in thousands)

                                                   From Commencement
                                                     of Operations
                                                on December 17, 1996
                                                   to June 30, 1997
                                                ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                          $   5,756
   Adjustments to reconcile net income to net
    cash from operating activities:
      Depreciation and amortization                        8,519
      Changes in assets and liabilities, net of
       effect of acquisitions and dispositions:
          Trade receivables                               37,100
          Inventories                                     11,020
          Prepaid expenses and other current assets         (734)
          Trade accounts payable                         (40,335)
          Accrued expenses                                 1,036
          Other assets and liabilities                   (11,211)
                                                       ----------
          Net cash provided by operating activities       11,151
                                                       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of assets                              473
   Expenditures for property, plant and equipment         (2,427)
   Acquisitions, net of cash received                     (1,800)
                                                       ----------
          Net cash used in investing activities           (3,754)
                                                       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings on Working Capital Facility                  4,600
   Payments on Working Capital Facility                  (12,800)
   Borrowings on purchase obligations                      2,083
   Payments on purchase obligations                       (1,284)
   Partnership distributions                             (10,614)
                                                       -----------
          Net cash used in financing activities          (18,015)
                                                       -----------
PARTNERSHIP FORMATION TRANSACTIONS:
   Net proceeds from issuance of Common and
     Subordinated Units                                  191,804
   Borrowings on Working Capital Facility                 12,800
   Issuance of long-term debt                            220,000
   Cash transfers from predecessor companies              22,418
   Repayment of long-term debt and related interest     (337,631)
   Distribution to Special General Partner for the
     redemption of preferred stock                       (61,196)
   Distribution to Special General Partner               (15,500)
   Other fees and expenses                               (13,673)
                                                       -----------
          Net cash provided by partnership
            formation transactions                        19,022
                                                       -----------

INCREASE IN CASH AND CASH EQUIVALENTS                      8,404
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 2
                                                       -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD               $   8,406
                                                       ===========
The accompanying notes are an integral part of this consolidated financial statement.

             CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                 (Dollars in thousands, except unit data)



                      Number of Units
                  --------------------                             Total
                             Subor                Subor   General Partners'
                  Common    dinated    Common    dinated  Partner
Capital
                  ------    ---------- ------    -------  -------- --------
Balance at
 Commencement of
 Operations on
 December 17, 1996     -         -     $   -     $   -    $   -    $    -

Contribution of
 net assets of
 predecessor
 companies and
 issuance of
 Common Units     9,821,000 6,597,619   136,997    92,032      -    229,029

Issuance of
 Common units
 in connection
 with acquisitions  691,805       -      14,784         -      -     14,784

Issuance of 2%
 interest for
 general partner
 contribution            -        -          -          -   4,674     4,674

Additional general
 partner contribution
 in connection
 with acquisitions       -        -          -          -     300       300

Quarterly distribution   -        -      (6,244)    (4,156)  (214)  (10,614)

Net income                -       -       1,314      4,230    212     5,756
                  --------- ---------  --------    -------  ------ --------
Balance at
 June 30, 1997   10,512,805 6,597,619  $146,851    $92,106 $4,972  $243,929
                 ========== =========  ========    ======= ======  ========

     The accompanying notes are an integral part of these consolidated financial statements.

             CONERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, except unit data)

 1.  PARTNERSHIP ORGANIZATION AND FORMATION
     --------------------------------------
     Cornerstone Propane Partners, L.P. ("Cornerstone Partners") was formed on October 7, 1996 as a Delaware limited partnership. Cornerstone Partners and its subsidiary Cornerstone Propane, L.P., a Delaware limited partnership (the "Operating Partnership"), were formed to acquire, own and operate substantially all of the propane businesses and assets of SYN Inc. and its subsidiaries ("Synergy"), Empire Energy Corporation and its subsidiaries ("Empire") and CGI Holdings, Inc. and its subsidiaries ("Coast"). The principal predecessor entities, Synergy, Empire and Coast, are collectively referred to herein as the "Predecessor Companies." The consolidated financial statements include the accounts of Cornerstone Partners, the Operating Partnership and its corporate subsidiary, Cornerstone Sales & Service Corporation, a Delaware corporation, collectively referred to herein as the "Partnership". The Operating Partnership is, and the Predecessor Companies were, principally engaged in
(a) the retail marketing and distribution of propane for residential, commercial, industrial, agricultural and other retail uses; (b) the wholesale marketing and distribution of propane and natural gas liquids and crude oil to the retail propane industry, the chemical and petrochemical industries and other commercial and agricultural markets; (c) the repair and maintenance of propane heating systems and appliances and; (d) the sale of propane-related supplies, appliances and other equipment. The Partnership entities commenced operations on December 17, 1996, pursuant to a Contribution, Conveyance and Assumption Agreement dated as of the same date, wherein substantially all of the assets and liabilities of the Predecessor Companies were contributed to the Operating Partnership (the "Conveyance"). As a result of the Conveyance, Cornerstone Propane GP, Inc., a Delaware corporation and the managing general partner of Cornerstone Partners and the Operating Partnership (the "Managing General Partner"), and SYN Inc., a Delaware corporation and the special general partner of Cornerstone Partners and the Operating Partnership (the "Special General Partner"), received all interests in the Operating Partnership, and the Operating Partnership received substantially all assets and assumed substantially all liabilities of the Predecessor Companies. Immediately after the Conveyance, and in accordance with the Amended and Restated Agreement of Limited Partnership of Cornerstone Partners (the "Partnership Agreement"), the Managing General Partner and the Special General Partner conveyed their limited partner interests in the Operating Partnership to Cornerstone Partners in exchange for a 2% interest in Cornerstone Partners and the Operating Partnership.

     Following these transactions, on December 17, 1996, Cornerstone Partners completed its initial public offering through underwriters of 9,821,000 Common Units (the "IPO") at a price to the public of $21.00 a unit. The net proceeds of approximately $191,804 from the IPO, the proceeds from the issuance of $220,000 aggregate principal amount of the Operating Partnership's 7.53% senior notes, and $12,800 borrowings under the Working Capital Facility (as described in Note 3) were used to repay $337,631 in liabilities assumed by the Operating Partnership (including $141,799 paid to affiliates of the Managing General Partner) that were in large part incurred in connection with the transactions entered into prior to the IPO. A portion of the funds was distributed to the Special General Partner to redeem its preferred stock ($61,196), to provide net worth to the Special General Partner ($15,500) and to pay expenses of the Partnership organization and formation ($13,673).

     Partners' capital of limited partners immediately after the IPO consisted of 9,821,000 Common Units and 6,597,619 Subordinated Units, representing an aggregate 58.6% and 39.4% limited partner interest in Cornerstone Partners, respectively. Partners' capital of General Partners consists of a 2% interest in the Partnership.
     During the Subordination Period (as described in Note 4), the Partnership may issue up to 4,270,000 additional Parity Units (generally defined as Common Units and all other Units having rights to distribution or in liquidation ranking on a parity with the Common Units), excluding Common Units issued in connection with (a) employee benefit plans and (b) the conversion of Subordinated Units into Common Units, without the approval of a majority of the Unitholders. The Partnership may issue an unlimited number of additional Parity Units without Unitholder approval if such issuance occurs in connection with acquisitions, including, in certain circumstances, the repayment of debt incurred in connection with an acquisition. In addition, under certain conditions the Partnership may issue without Unitholder approval an unlimited number of parity securities for the repayment of up to $75 million of long-term indebtedness of the Partnership. After the Subordination Period, the Managing General Partner may cause the Partnership to issue an unlimited number of additional limited partner interests and other equity securities of the Partnership for such consideration and on such terms and conditions as shall be established by the Managing General Partner at its sole discretion.

     Effective April 16, 1997, the Partnership registered 750,000 additional Common Units to be used for future acquisitions. The Partnership consummated several acquisitions during the quarter ended June 30, 1997. The total consideration for these acquisitions was approximately $20.5 million of which approximately $14.8 million was in the form of Common Units (approximately 692,000 Common Units) with the remainder paid primarily with the issuance of debt. All acquisitions have been accounted for using the purchase method of accounting and had no significant effect on operating results for the period ended June 30, 1997.

     Cornerstone Partners and the Operating Partnership have no employees. The Managing General Partner conducts, directs and manages all activities of Cornerstone Partners and the Operating Partnership and is reimbursed on a monthly basis for all direct and indirect expenses incurred on their behalf.

2.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     -----------------------------------------------------------
Nature of Operations. The Partnership believes it is the fifth largest retail marketer of propane in the United States in terms of volume, serving more than 360,000 residential, commercial, industrial and agricultural customers from 296 customer service centers in 26 states. The Partnership was formed to own and operate the propane business and assets of Synergy, Empire and Coast. The Partnership's operations are concentrated in the east coast, south-central and west coast regions of the United States.

Basis of Presentation. The consolidated financial statements include the accounts of the Partnership and its Subsidiary following the date of acquisition. The acquisitions of the Predecessor Companies have been accounted for as purchase business combinations based on the fair value of the net assets acquired. All purchase price allocations for the acquisition of the Predecessor Companies are preliminary in nature and are subject to change within the twelve months following the acquisitions based on refinements as actual data becomes available. All significant intercompany transactions and accounts have been eliminated.

Fiscal Year. The Partnership's fiscal year is July 1 to June 30. Because the Partnership commenced operations upon completion of the IPO, the accompanying consolidated statements of income, cash flows and partners' capital are for the period from commencement of operations on December 17, 1996 to June 30, 1997.

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

Financial Instruments. The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. Based on the borrowing rates currently available to the Partnership for bank loans with similar terms and average maturities, the fair value of long-term debt was substantially the same as its carrying value at June 30, 1997.

     The Partnership routinely uses commodity futures contracts to reduce the risk of future price fluctuations for natural gas and liquified petroleum gas (LPG) inventories and contracts. Gains and losses on futures contracts purchased as hedges are deferred and recognized in cost of sales as a component of the product cost for the related hedged transaction. In the statement of cash flows, cash flows from qualifying hedges are classified in the same category as the cash flows from the items being hedged. Net realized gains and losses for the current fiscal year and unrealized gains, losses on outstanding positions and open positions as of June 30, 1997, were not material.

Revenue Recognition. Sales of natural gas, crude oil, natural gas liquids and LPG and the related cost of product are recognized upon delivery of the product.
Cash and Cash Equivalents. The Partnership considers all liquid investments with original maturities of three months or less to be cash equivalents. At June 30, 1997, cash equivalents consisted primarily of certificates of deposit.

Accounts Receivable. The outstanding balance is stated net of allowance of doubtful accounts of $3,083 at June 30, 1997.

Inventories. Inventories are stated at the lower of cost or market. The cost of natural gas, crude oil, natural gas liquids and LPG is determined using the first-in, first-out (FIFO) method. The cost of gas distribution parts, appliances and equipment is determined using the weighted average method. The major components of inventory at June 30, 1997, consisted of the following:

               LPG and other            $      7,122
               Appliances                      3,846
               Parts and fittings              4,570
                                        -------------
                                        $     15,538
                                        =============

Property, Plant and Equipment. Property, plant and equipment are stated at cost of acquisition, primarily based upon estimates of fair value at the date of the IPO. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows: buildings and improvements, 25 to 33 years; LPG storage and rental tanks, 40 to 50 years; and office furniture, equipment and tank installation costs, 5 to 10 years. Leasehold improvements are amortized over the shorter of the estimated useful life or the lease term. When property, plant or equipment is retired or otherwise disposed, the cost and related accumulated depreciation is removed from the accounts, and the resulting gain or loss is credited or charged to operations. Maintenance and repairs are charged to earnings, while replacements and betterments that extend estimated useful lives are capitalized. Property, plant and equipment at June 30, 1997, consisted of the following:

               Land                     $      8,388
               Buildings and improvements     11,256
               Storage and consumer tanks    206,014
               Other equipment                27,843
                                        -------------
                                             253,501
               Accumulated depreciation        5,558
                                        -------------
                                        $    247,943
                                        =============

Goodwill and Other Intangible Assets. The excess of acquisition cost over the estimated fair market value of identifiable net assets of acquired businesses (goodwill) is being amortized on a straight-line basis over 40 years. Noncompete agreements are amortized over the term of the agreement. Financing costs are amortized over the term of the Senior Notes. Goodwill and other intangible assets at June 30, 1997, consisted of the following:

               Goodwill                 $    213,092
               Noncompete agreements           4,398
               Financing costs                 7,116
                                        -------------
                                             224,606
               Accumulated amortization        2,858
                                        -------------
                                        $    221,748
                                        =============

     It is the Partnership's policy to review long-lived assets including intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If such a review should indicate that the carrying amount of intangible assets is not recoverable, it is the Partnership's policy to reduce the carrying amount of such assets to fair value.

Income Taxes. Neither Cornerstone Partners nor the Operating Partnership is directly subject to federal and state income taxes. Instead, taxable income or loss is allocated to the individual partners. As a result, no income tax expense has been reflected in the Partnership's consolidated financial statements relating to the earnings of Cornerstone Partners or the Operating Partnership. The Operating Partnership has one subsidiary which operates in corporate form and is subject to federal and state income taxes. Accordingly, the Partnership's consolidated financial statements reflect income tax expense related to the subsidiary's earnings. Net earnings for financial statement purposes may differ significantly from taxable income reportable to Unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under the Partnership agreement.

Net Income per Unit. Net income per Unit is computed by dividing net income, after deducting the General Partners' 2% interest, by the weighted average number of outstanding Common and Subordinated Units. In accordance with the IPO Prospectus, 100% of the income for the 14-day period ended December 31, 1996, was allocated to the Subordinated Unitholders and the General Partners.
Unit-Based Compensation. The Partnership accounts for unit-based compensation (see Note 6) as (a) deferred compensation for time-vesting units and (b) contingent consideration for performance-vesting units. Compensation expense for the time-vesting units is recognized over the vesting period. Compensation expense for the performance-vesting units is recognized when the units become issuable. Time-vesting units are considered Common Unit equivalents for the purpose of computing primary earnings per unit. Performance-vesting units are considered for the purpose of computing fully diluted earnings per unit. The Partnership has adopted Financial Accounting Standards Board (FASB) Statement No. 123, "Accounting for Stock-Based Compensation" for disclosure purposes only.
Pro forma disclosures of net income and net income per unit as if the fair value based method of accounting for stock options under FASB Statement No. 123 had been applied would not have changed net income and net income per unit.

Recently Issued Accounting Standards - FASB Statement No. 128, "Earnings per Share" ("Statement No. 128), issued in February 1997 and effective for fiscal years ending after December 15, 1997, establishes and simplifies standards for computing and presenting earnings per share. Implementation of Statement No. 128 will not have a material impact on the Partnership's computation or presentation of earnings per unit, as the Partnership's common unit equivalents have had no material effect on earnings per unit amounts.

     FASB Statement No. 130, "Reporting Comprehensive Income," issued in June 1997 and effective for fiscal years beginning after December 15, 1997, established standards for reporting and display of the total of net income and all other nonowner changes in partners' capital, or comprehensive income, either below net income (loss) in the statement of operations, in a separate statement of comprehensive income (loss) or within the statement of partners' capital. The Partnership has had no significant items of other comprehensive income.

3.   LONG-TERM DEBT
     ---------------
     Long-term debt at June 30, 1997, consisted of the following:

          Working Capital Facility           $  4,600
          Senior Notes                        220,000
          Purchase contract obligations        12,668
                                         ------------
                                              237,268
               Less current maturities          5,736
                                         ------------
                                         $    231,532
                                         ============

     Concurrently with the IPO, the Operating Partnership entered into a credit agreement (the "Bank Credit Agreement") which consists of a Working Capital Facility and an Acquisition Facility.

     The Working Capital Facility provides for revolving borrowings up to $50,000 (including a $30,000 sublimit for letters of credit through March 31, 1997 and $20,000 thereafter), and matures on December 31, 1999. The Bank Credit Agreement provides that there must be less than $10,000 outstanding under the Working Capital Facility (excluding letters of credit) for at least 30 consecutive days during each fiscal year. Outstanding letters of credit totaled $7,600 at June 30, 1997.

     The Acquisition Facility provides the Operating Partnership with the ability to borrow up to $75,000 to finance propane business acquisitions. The Acquisition Facility operates as a revolving facility through December 31, 1999, at which time any loans then outstanding may be converted to term loans and be amortized quarterly for a period of four years thereafter. No amounts were outstanding at June 30, 1997.

     The Operating Partnership's obligations under the Bank Credit Agreement are secured, on an equal and ratable basis, with its obligations under the Senior Note Agreement, by a first priority security interest in the Operating Partnership's inventory, accounts receivable and certain customer storage tanks. Loans under the Bank Credit Agreement bear interest at variable base or Eurodollar rates. At June 30, 1997, the applicable base and Eurodollar rates were 8.625% and 5.938%, respectively. In addition, an annual fee is payable quarterly by the Operating Partnership (whether or not borrowings occur) ranging from .125% to .325% depending upon various financial ratios. The weighted-average interest rate for the period ended June 30, 1997, was 8.494% per annum.

     The Bank Credit Agreement contains various terms and covenants, including financial ratio covenants with respect to debt and interest coverage, and limitations, among others, on the ability of the Operating Partnership to incur or maintain certain indebtedness or liens, make investments and loans, enter into mergers, consolidations or sales of all or substantially all of its assets and make asset sales. The Operating Partnership was in compliance with all terms and covenants at June 30, 1997.

     On the IPO date, the Operating Partnership issued $220,000 of Senior Notes with a fixed annual interest rate of 7.53% pursuant to note purchase agreements with various investors (collectively, the "Note Agreement"). The Senior Notes mature on December 30, 2010, and require semi-annual interest payments each December 30 and June 30. The Note Agreement requires that the principal be paid in equal annual payments of $27,500 starting December 30, 2003.

     Purchase contract obligations arise from the purchase of operating businesses and are collateralized by the equipment and real estate acquired in the respective acquisitions. At June 30, 1997, those obligations carried interest rates ranging from 5.0% to 10.0% per annum and were due periodically through 2007.

     Aggregate annual maturities of the long-term debt outstanding at June 30, 1997, are:

               1998                     $    5,736
               1999                          1,557
               2000                          6,478
               2001                          1,092
               2002                            641
               Thereafter                  221,764
                                        ----------
                                        $  237,268
                                        ==========

4.   DISTRIBUTIONS OF AVAILABLE CASH
     -------------------------------
     The Partnership will make distributions to its partners with respect to each fiscal quarter of the Partnership within 45 days after the end of each fiscal quarter in an aggregate amount equal to its Available Cash for such quarter. Available Cash generally means, with respect to any fiscal quarter of the Partnership, all cash on hand at the end of such quarter less the amount of cash reserves established by the Managing General Partner in its reasonable discretion for future cash requirements. These reserves are retained to provide for the proper conduct of the Partnership's business, the payment of debt principal and interest and to provide funds for distribution during the next four quarters.

     The Partnership will distribute 100% of its Available Cash (98% to all Unitholders and 2% to the General Partners) until the Minimum Quarterly Distribution ($.54 per unit) for such quarter has been met. During the Subordination Period (defined below), to the extent there is sufficient Available Cash, the holders of Common Units have the right to receive the Minimum Quarterly Distribution, plus any arrearages, prior to the distribution of Available Cash to holders of Subordinated Units. For the period commencing December 17, 1996, and ending March 31, 1997, the Partnership paid a Minimum Quarterly Distribution of $.63 per Common and Subordinated Unit amounting to approximately $10,614. Subsequent to June 30, 1997, the Partnership declared a Minimum Quarterly Distribution, for the period from April 1, 1997, to June 30, 1997, of $.54 per Common and Subordinated Unit totaling approximately $9,429.

     The Subordination Period will generally extend to the first day of any quarter beginning after December 31, 2001, in which (a) distributions from Operating Surplus (as defined in the Partnership Agreement) on the Common Units and the Subordinated Units with respect to each of the three consecutive four-quarter periods immediately preceding such date equaled or exceeded the Minimum Quarterly Distribution on all of the outstanding Common and Subordinated Units during such periods, (b) the Adjusted Operating Surplus (as defined in the Partnership Agreement) generated during each of the three consecutive four-quarter periods immediately preceding such date equaled or exceeded the Minimum Quarterly Distribution on all of the outstanding Common and Subordinated Units plus the related distribution on the General Partner interests in the Partnership during such periods, and (c) there were no outstanding Common Unit Arrearages.

5.   COMMITMENTS AND CONTINGENCIES
     -----------------------------
     The Partnership has succeeded to obligations of the self-insurance programs maintained by Empire and Synergy for any incidents occurring prior to December 17, 1996. These companies' insurance programs provided coverage for comprehensive general liability and vehicle liability for catastrophic exposures as well as those risks required to be insured by law or contract. These companies retained a significant portion of certain expected losses related primarily to comprehensive general liability and vehicle liability. Estimated liabilities for self-insured losses were recorded based upon the predecessor companies' and the Partnerships' estimates of the aggregate self-insured liability for claims incurred.

     A number of personal injury, property damage and product liability suits are pending or threatened against the Partnership. These lawsuits have arisen in the ordinary course of the Partnership's business and involve claims for actual damages and in some cases, punitive damages, arising from the alleged negligence of the Partnership or as a result of product defects or similar matters. Of the pending or threatened matters, a number involve property damage and several involve serious personal injuries. In certain cases, the claims made are for relatively large amounts. Although any litigation is inherently uncertain, based on past experience, the information currently available to it and the availability of insurance coverage, the Partnership does not believe that these pending or threatened litigation matters will have a material adverse effect on its results of operations or its financial condition.

     The Managing General Partner and its affiliates performing services for the Partnership are entitled to reimbursement for all expenses incurred on behalf of the Partnership, including the cost of compensation properly allocable to the Partnership, and all other expenses necessary or appropriate to the conduct of the business of, and allocable to, the Partnership. These costs, which totaled $30,702 for the period from December 17, 1996, to June 30, 1997, include employee compensation and benefit expenses of employees of the Managing General Partner and its affiliates.

6.   RESTRICTED UNIT PLAN
     --------------------
     The Partnership adopted the 1996 Restricted Unit Award Plan (the "Restricted Unit Plan") which authorizes the issuance of Common Units with an aggregate value of $12,500 (595,238 Common Units valued at the Partnerships IPO trading price as of December 12, 1996, of $21.00 per Unit) to executives, directors, managers and selected supervisors of the Partnership. Awards under the Restricted Unit Plan are subject to a bifurcated vesting procedure such that (a) 25% of the awarded Units will vest over time with one-third of such units vesting at the end of each of the third, fifth and seventh anniversaries of the issuance date, and (b) the remaining 75% of the Units will vest automatically upon, and in the same proportions as, the conversion of Subordinated Units to Common Units. Restricted Unit Plan participants are not eligible to receive quarterly distributions or vote their respective Units until vested. Restrictions generally limit the sale or transfer of the Units during the restricted periods. The value of the restricted Unit is established by the market price of the Common Unit at the date of grant. As of and for the period from December 17, 1996 to June 30, 1997, a value of $8,300 of restricted Common Units were awarded.

7.   PARTNERS' CAPITAL
     -----------------
     A portion of the Subordinated Units will convert into Common Units on the first day after the record date established for the distribution in respect of any quarter ending on or after (a) December 31, 1999, (with respect to one-quarter of the Subordinated Units) and (b) December 31, 2000, (with respect to one-quarter of the Subordinated Units), in respect of which (i) distributions of Available Cash from Operating Surplus on the Common Units and the Subordinated Units with respect to each of the three consecutive four-quarter periods immediately preceding such date equaled or exceeded the sum of the Minimum Quarterly Distribution on all of the outstanding Common Units and Subordinated Units during such periods, (ii) the Adjusted Operating Surplus generated during each of the two consecutive four-quarter periods immediately preceding such date equaled or exceeded the sum of the Minimum Quarterly Distribution on all of the outstanding Common Units and Subordinated Units and the related distribution on the general partner interests in the Partnership during such periods, and (iii) there are no outstanding Common Unit Arrearages; provided, however that the early conversion of the second one-quarter of Subordinated Units may not occur until at least one year following the early conversion of the first one-quarter of Subordinated Units.

     Upon expiration of the Subordination Period, all remaining
Subordinated Units will convert into Common Units on a one-for-one basis and will thereafter participate pro rata with the other Common Units in distributions of Available Cash.

8.   EMPLOYEE BENEFIT PLAN
     ---------------------
     The Partnership established a defined contribution 401(k) retirement plan available to substantially all employees. Employees who elect to participate may contribute a percentage of their salaries to the plan. The Partnership may make contributions to the plan at the discretion of the Board of Directors of the Managing General Partner. Contributions to the plan were not material for the period ended June 30, 1997.

9.   OPERATING LEASES
     ----------------
     The Partnership leases retail sales offices and administrative office space under noncancelable operating leases expiring at various times through 2006. These leases generally contain renewal options and require the Partnership to pay all executory costs (property taxes, maintenance and insurance). Lease expense for the period ended June 30, 1997, was $2,490.

     Future minimum lease payments at June 30, 1997, were:

               1998                     $    4,062
               1999                          3,899
               2000                          3,851
               2001                          3,799
               2002                          3,771
               Thereafter                    3,284

10.  ADDITIONAL CASH FLOW INFORMATION
     --------------------------------
       Noncash Transactions
          Assets acquired in exchange for Common Units      $14,784
          Assets acquired in exchange for current
            liabilities assumed                             $ 2,283
          Assets acquired in exchange for long-term
            debt assumed or issued                          $ 1,244

       Cash Payment Information
          Cash paid for interest                            $ 9,942

11.  QUARTERLY DATA (UNAUDITED)
     --------------------------
               December 17, 1996 to               Quarter Ended
                 December 31, 1996          March 31, 1997 June 30, 1997
               --------------------          -------------  ------------
Revenues            $40,370                   $220,566        $128,694
Operating income
 (loss)               4,076                     15,107          (3,419)
Net income (loss)     3,293                     10,637          (8,174)
Net income (loss)
 per unit               .20                        .63            (.49)

                      Independent Accountants' Report
                     --------------------------------


Board of Directors and Stockholders
Empire Energy Corporation
Lebanon, Missouri


     We have audited the accompanying consolidated balance sheet as of June 30, 1996, and the consolidated statements of operations, stockholders' equity and cash flows of EMPIRE ENERGY CORPORATION for each of the periods ended June 30, 1995 and 1996, July 31, 1996, September 30, 1996, and December 16, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of EMPIRE ENERGY CORPORATION as of June 30, 1996, and the results of its operations and its cash flows for each of the periods ended June 30, 1995 and 1996, July 31, 1996, September 30, 1996, and December 16, 1996, in conformity with generally accepted accounting principles.

BAIRD KURTZ & DOBSON



Springfield, Missouri
August 4, 1997

                         EMPIRE ENERGY CORPORATION
                        CONSOLIDATED BALANCE SHEET

                               JUNE 30, 1996
             (Dollars In Thousands, Except Per Share Amounts)

                                  ASSETS
                                 --------

CURRENT ASSETS:
 Cash                                                     $  2,064
 Trade receivables, less allowance for doubtful
  accounts: 1996 - $1,262                                    5,724
 Inventories                                                 6,702
 Prepaid expenses                                              103
 Refundable income taxes                                       457
 Deferred income taxes                                         996
                                                        -------------
     Total Current Assets                                   16,046
                                                        -------------
DUE FROM SYN INC.                                            7,978
                                                        -------------

PROPERTY AND EQUIPMENT, at cost:
 Land and buildings                                          8,903
 Storage and consumer service facilities                    80,615
 Transportation, office and other equipment                 18,702
                                                        -------------
                                                           108,220
 Less Accumulated depreciation                             (28,686)
                                                        -------------
                                                            79,534
                                                        -------------

OTHER ASSETS:
 Excess of cost over fair value of net assets acquired,
  at amortized cost                                          3,033
 Other                                                         511
                                                        -------------
                                                             3,544
                                                        -------------
                                                          $107,102
                                                        =============



See Notes to Consolidated Financial Statements

                         EMPIRE ENERGY CORPORATION
                        CONSOLIDATED BALANCE SHEET

                               JUNE 30, 1996
             (Dollars In Thousands, Except Per Share Amounts)

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                    -----------------------------------

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
                                                        -------------


STOCKHOLDERS' EQUITY:
 Common stock; $0.001 par value; authorized
  17,500,000 shares, issued at June 30, 1996 -
  12,004,430 shares                                             12
 Additional paid-in capital                                 46,099
 Retained earnings                                           4,143
                                                        -------------
                                                            50,254
 Treasury stock, at cost - 3,000 shares                        (21)
                                                        -------------
                                                            50,233
                                                        -------------
                                                        $  107,102
                                                        =============




See Notes to Consolidated Financial Statements

                         EMPIRE ENERGY CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE YEARS ENDED JUNE 30, 1995 AND 1996
                      THE MONTH ENDED JULY 31, 1996,
                THE TWO MONTHS ENDED SEPTEMBER 30, 1996 AND
            THE TWO AND ONE-HALF MONTHS ENDED DECEMBER 16, 1996
                              (In Thousands)

                         For the Periods Ended
               ----------------------------------------------------
                 Dec 16,   Sept 30,  July 31,  June 30,  June 30,
                  1996      1996      1996      1996      1995
                 -------   -------   -------   -------   -------
REVENUES         $28,166   $12,439   $ 2,596   $98,821   $56,689

COST OF SALES     15,400     6,471     1,439    50,080    26,848
                 -------   -------   -------   -------   -------
GROSS PROFIT      12,766     5,968     1,157    48,741    29,841
                 -------   -------   -------   -------   -------

EXPENSES
 Operating, general and
  administrative   6,386     4,528     2,480    33,020    24,435
 Depreciation and
  amortization     1,344     1,087       499     5,875     4,322
                 -------   -------   -------   -------   -------
                   7,730     5,615     2,979    38,895    28,757
                 -------   -------   -------   -------   -------

OPERATING INCOME   5,036       353    (1,822)    9,846     1,084
INTEREST EXPENSE,
  NET              1,917     1,487       217     2,598        39
                 -------   -------   -------   -------   -------

INCOME (LOSS)
 BEFORE INCOME
 TAXES             3,119    (1,134)   (2,039)    7,248     1,045

INCOME TAX
 PROVISION
 (BENEFIT)         1,197      (400)     (765)    3,550       600
                 -------   -------   -------   -------   -------

NET INCOME(LOSS) $ 1,922   $  (734)  $(1,274)   $3,698   $   455
                 =======   =======   =======   =======   =======

              See Notes to Consolidated Financial Statements

                         EMPIRE ENERGY CORPORATION

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                FOR THE YEARS ENDED JUNE 30, 1995 AND 1996
                      THE MONTH ENDED JULY 31, 1996,
                THE TWO MONTHS ENDED SEPTEMBER 30, 1996 AND
            THE TWO AND ONE-HALF MONTHS ENDED DECEMBER 16, 1996
                              (In Thousands)

                          Additional                       Total
                 Common    Paid-in   Retained  Treasury Stockholders'
                  Stock     Stock    Earnings   Stock      Equity
                 -------   --------  -------   -------   ----------
Balance, June 30,
 1994            $   12    $ 46,099  $    -    $    -    $ 46,111
Purchase of
 Treasury Stock      -          -         -        (21)       (21)
Net Income           -          -        445        -         445
                 -------   --------  -------   -------   ----------
Balance, June 30,
 1995                12      46,099      445       (21)    46,535
Net Income           -          -      3,698        -       3,698
                 -------   --------  -------   -------   ----------
Balance, June 30,
 1996                12      46,099    4,143       (21)    50,233
Net Loss             -          -     (1,274)       -      (1,274)
                 -------   --------  -------   -------   ----------
Balance, July 31,
 1996                12      46,099    2,869       (21)    48,959
Purchase of Company
 Stock               (1)    (70,744)      -         -     (70,755)
Effect of Purchase
 Accounting          -       26,966   (2,869)       21     24,118
Net Loss             -          -       (734)       -        (734)
                 -------   --------  -------   -------   ----------
Balance, Sept. 30,
 1996                 1       2,321     (734)       -       1,588
Purchase of Company
 Stock               (1)    (13,999)      -         -     (14,000)
Effect of Purchase
 Accounting           1      25,677      734        -      26,412
Net Income            -          -      1,922       -       1,922
                 -------   --------  -------   -------   ----------
Balance, Dec 16,
 1996            $    1    $ 13,999  $ 1,922   $    -   $  15,922
                 =======    ======== =======   =======   ==========

              See Notes to Consolidated Financial Statements

                         EMPIRE ENERGY CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED JUNE 30, 1995 AND 1996
                      THE MONTH ENDED JULY 31, 1996,
                THE TWO MONTHS ENDED SEPTEMBER 30, 1996 AND
            THE TWO AND ONE-HALF MONTHS ENDED DECEMBER 16, 1996
                              (In Thousands)


                    Dec 16,   Sept 30,  July 31,  June 30,  June 30
                     1996      1996      1996      1996      1995
                    -------   --------  --------  -------   -------
CASH FLOWS FROM OPERATING
 ACTIVITIES
 Net income(loss)   $ 1,922   $   (734) $(1,274)  $ 3,698   $   445
  Items not requiring
   (providing) cash:
    Depreciation      1,195      1,002      474     5,593     4,084
    (Gain)loss on
      sale of assets    -           (4)       8       (67)     (145)

    Amortization        149         85       25       282       238
    Deferred income
     taxes             (126)        -        -      1,075       194
 Changes in:
  Trade receivables  (6,089)    (2,485)     222    (1,799)      388
  Inventories          (147)    (3,896)    (340)     (348)     (985)
  Accounts payable      998        283      335     1,301     1,444
  Accrued expenses and
   self insurance     2,114      1,164       (5)    2,124       325
  Income taxes payable
   (refundable)       1,016        209     (768)      270      (702)
  Due from SYN Inc.  (1,863)        -        -         -         -
  Prepaid expenses
   and other         (1,678)      (536)    (100)     (279)       72
                    -------   --------  --------  -------   -------
    Net cash provided
     by (used in)
     operating
     activities      (2,509)    (4,912)  (1,423)   11,850     5,358
                    -------   --------  --------  -------   -------









              See Notes to Consolidated Financial Statements

CASH FLOWS FROM INVESTING
 ACTIVITIES
 Proceeds from sale
  of assets              25         18       14       162       295
 Purchases of property
  and equipment      (1,475)      (861)    (487)   (3,184)   (8,365)
 Capitalized costs     (242)        -        -        -          -
 Purchase of assets
  from SYN Inc.          -          -        -    (35,980)       -
                    -------   --------  --------  -------   -------
    Net cash used
     in investing
         activities  (1,692)      (843)    (473)  (39,002)   (8,070)
                    -------   --------  --------  -------   -------



See Notes to Consolidated Financial Statements

                         EMPIRE ENERGY CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                    YEARS ENDED JUNE 30, 1995 AND 1996
                      THE MONTH ENDED JULY 31, 1996,
                THE TWO MONTHS ENDED SEPTEMBER 30, 1996 AND
            THE TWO AND ONE-HALF MONTHS ENDED DECEMBER 16, 1996
                              (In Thousands)

                    Dec 16,   Sept 30,  July 31,  June 30,  June 30
                     1996      1996      1996      1996      1995
                    -------   --------  --------  -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES
 Increase (decrease)in
  credit facilities $ 4,806   $  4,800  $    -    $(5,500)  $ 1,600
 Principal payments on
  purchase obligations  (64)       (35)     (15)     (126)     (132)
 Checks in process
  of collection         (37)        37       -       (158)      158
 Purchase of treasury
  stock                  -          -        -         -        (21)
 Proceeds from (repayments
  of) acquisition
  credit facility        -     (31,100)      -     35,000        -
  Proceeds from
   management buy
   out loan              -      94,000       -         -         -
  Purchase of company
   stock in management
   buy out               -     (59,000)      -         -         -
  Payment of debt
   acquisition costs               -      (3,100)      -         -
-
                    -------   --------  --------  -------   -------
   Net cash provided by
    used in) financing
    activities        4,705      5,602      (15)   29,216     1,605
                    -------   --------  --------  -------   --------
INCREASE(DECREASE)
 IN CASH                504       (153)  (1,911)    2,064    (1,107)

CASH, BEGINNING
 OF PERIOD                         -         153    2,064         0
1,107
                    -------   --------  --------  -------   --------
CASH, END OF PERIOD $  504    $      0  $   153   $ 2,064   $     0
                    =======   ========  ========  =======   ========




See Notes to Consolidated Financial Statements

                         EMPIRE ENERGY CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
          ACCOUNTING POLICIES

     The consolidated financial statements for the periods ended July 31, 1996, September 30, 1996, and December 16, 1996, are presented because of the changes in control described in Note 2. Due to the seasonal nature of the propane business, the results of operations for these periods are not necessarily indicative of results to be expected for a full year.

Nature of Operations
--------------------
     The Company's principal operations are the retail sale of LP gas.
Most of the Company's customers are owners of residential single or multi-family dwellings who make periodic purchases on credit. Such customers are located in the Southeast and Midwest regions of the United States.

Estimates
---------
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation
---------------------------
     The consolidated financial statements include the accounts of Empire Energy Corporation and its subsidiaries. All significant intercompany balances have been eliminated in consolidation.

Revenue Recognition Policy
--------------------------
     Sales and related cost of product sold are recognized upon delivery of the product or service.

NOTE 1:   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
          ACCOUNTING POLICIES (Continued)

Inventories
-----------
     Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method for retail operations and specific identification method for wholesale operations. The inventories at June 30, 1996, consist of the following:

     Gas and other petroleum products                  $    2,727
     Gas distribution parts, appliances and equipment       3,975
                                                       ----------
                                                       $    6,702
                                                       ===========
Futures Contracts
-----------------
     The Company uses commodity futures contracts to reduce the risk of future price fluctuations for LPG inventories and contracts. Gains and losses on futures contracts purchased as hedges are deferred and recognized in cost of sales as a component of the product cost for the related hedged transaction. In the statement of cash flows, cash flows from qualifying hedges are classified in the same category as the cash flows of the items being hedged. Net realized gains and losses and unrealized gains and losses on open positions are not material.

Property and Equipment
----------------------
     Depreciation is provided on all property and equipment on the straight-line method over estimated useful lives of 5 to 33 years.

Fair Value of Financial Instruments
------------------------------------
     At June 30, 1996, the company's only financial instruments are cash, long-term debt and related accrued interest for which their carrying amounts approximate fair value.

Income Taxes
------------
     Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

NOTE 1:   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
          ACCOUNTING POLICIES (Continued)

Amortization
------------
     The excess of cost over fair value of net assets acquired (originally $4,850,000) is being amortized on the straight-line basis over 20 years.


NOTE 2:   CHANGES OF CONTROL

     On June 30, 1994, the Company was separated from Empire Gas Corporation (subsequently All Star Gas referred to hereafter as Empire Gas) in an exchange of the majority ownership of Empire Gas for all of the shares of the Company (a subsidiary of Empire Gas). The Company received locations principally in the Southeast plus certain home office assets and liabilities.

     Professional and other fees amounting to $1,926,000 were incurred in connection with an effort to sell the Company and are included in general and administrative expense during the year ended June 30, 1996.

     On August 1, 1996, the principal shareholder of the Company since its inception and certain other shareholders sold their interest in the Company to a new entity formed by the remaining shareholders of the Company (Management Buy Out).

     In connection with this transaction, the principal shareholder of the Company terminated employment with the Company as well as terminated certain lease and use agreements. The new entity was principally owned by the son of the former principal shareholder. All references in these financial statements to the principal shareholder relate to the former principal shareholder.

     The new entity paid approximately $59,000,000 cash, and distributed certain home office assets and a portion of the SYN Inc. receivable in exchange for the shares of Company stock purchased. In addition to the above consideration, the new entity issued a $5,000,000 note payable to the principal shareholder. The amount paid to the selling shareholders was financed with proceeds from a new credit agreement.

     The new credit facility provides for a $42,000,000 term loan, a $52,000,000 second term loan, a $20,000,000 working capital facility and a $10,000,000 acquisition credit facility. The new credit facility includes working capital, capital expenditures, cash flow and net worth requirements as well as dividend restrictions.
NOTE 2:   CHANGES OF CONTROL (Continued)

     On October 7, 1996, the new ownership of the Company pursuant to the Management Buy Out sold 100% of Company common stock for approximately $14,000,000 cash to Northwestern Growth Corporation (NGC).

     Because of the changes in control of the Company, the balance sheet accounts were adjusted at August 1, 1996 and October 7, 1996, to reflect new bases determined using the principles of purchase accounting.

NOTE 3:   SYNERGY ACQUISITION

     On August 15, 1995, the Company acquired the assets of 38 retail locations previously operated by Synergy Group, Inc. These locations were purchased from SYN Inc., a company formed for the purpose of acquiring Synergy Group Incorporated. SYN Inc. is majority owned by Northwestern Growth Corporation, a wholly-owned subsidiary of Northwestern Public Service Company, and minority owned and managed by Empire Gas. The purchase price of the 38 retail locations was approximately $38 million. The total consideration for the purchase was approximately $36 million in cash financed by the new acquisition credit facility (see Note 5) plus the assets of nine retail locations principally in Mississippi valued at approximately $2 million. The results of operations for the period after August 15, 1995, of the Synergy locations are included in the accompanying financial statements. The purchase price of the Synergy assets has been allocated as follows (In Thousands):

          Current assets                $     2,499
          Property and equipment             27,435
          Due from SYN Inc.                   7,978
                                        -----------
                                        $    37,912
                                        ===========
NOTE 3:   SYNERGY ACQUISITION (Continued)

     Unaudited pro forma operations assuming the acquisition was made at the beginning of the year ended June 30, 1995, is presented below. Pro forma results for the year ended June 30, 1996, are not presented since they would not differ materially from the audited results of operations presented in the statement of income.

                                             1995
                                        (In Thousands)

          Operating revenue             $    82,222
          Cost of product sold               40,724
                                        -------------
          Gross profit                  $    41,498
                                        =============

     The purchase price of the assets acquired from SYN Inc. is subject to adjustment based on the amount of working capital acquired by the Company. A receivable has been recorded in the amount of $3,978,000, which reflects the reduction in purchase price of the assets based on the amount of working capital acquired. On August 1, 1996, this receivable was assigned to the former principal shareholder in connection with the management buy out.

     The purchase price of the assets acquired from SYN Inc. is also subject to adjustment based on the value of consumer tanks which cannot be located within a specified period of time. The Company has made a claim to SYN Inc. for approximately $4,000,000 which represents the value of unlocated tanks at June 30, 1996. A receivable for these tanks has been recorded on the balance sheet at June 30, 1996. On August 1, 1996, one-half of this receivable was assigned to the former principal shareholder in connection with the management buy out.

     In connection with the October 7, 1996, acquisition of the Company's stock by NGC, the SYN Inc. receivable was paid in full and assumed by NGC.


NOTE 4:   RELATED-PARTY TRANSACTIONS

     The Company provides data processing, office rent and other clerical services to two corporations owned by officers and shareholders of the Company and is reimbursed $5,000 per month for these services.

     The Company leases a jet aircraft and an airport hangar from a corporation owned by the principal shareholder of the Company. The lease requires annual rent payments of $100,000. In addition to direct lease payments, the Company is also responsible for the operating costs of the aircraft and the hangar. The lease agreement was terminated August 1, 1996, in connection with the management buy out.

     The Company has an agreement with a corporation owned by the principal shareholder of the Company which provides the Company the right to use business guest facilities. The agreement requires annual payments of $250,000. In addition to direct payments, the Company is also responsible for providing vehicles and personnel to serve as security for the facilities. This agreement was terminated August 1, 1996, in connection with the management buy out.

     The Company leases the corporate home office, land, buildings and certain equipment from a corporation owned principally by the principal shareholder. The lease requires annual payments of $200,000. The lease was terminated August 1, 1996, in connection with the management buy out.

     The Company leases a lodge from a corporation owned by the principal shareholder of the Company. The lease requires annual rent payments of $120,000. The lease was terminated August 1, 1996, in connection with the management buy out.

     On August 1, 1996, the Company entered into a new lease agreement with entities controlled by the former principal shareholder. The new lease agreement provides for the payment of $600,000 per year for the corporate home office, land, buildings and certain equipment, the use of the airport hangar and the right to use land underlying the Company's warehouse facility. This lease was assumed by Cornerstone on December 17, 1996.

NOTE 4:   RELATED-PARTY TRANSACTIONS (Continued)

     A subsidiary of the Company entered into a seven-year services agreement with Empire Gas to provide data processing and management information services beginning July 1, 1994. The services agreement provides for payments by Empire Gas to be based on an allocation of the subsidiary's actual costs based on the gallons of LP gas sold by Empire Gas as a percentage of the gallons of LP gas sold by the Company and Empire Gas combined. For the years ended June 30, 1995, and June 30, 1996, total amounts received related to this services agreement were $1.1 million and $713,000, respectively. For the month ended July 31, 1996, the two months ended September 30, 1996, and the two and one-half months ended December 16, 1996, amounts were $88,000, $195,000 and $173,000, respectively. Such amounts have been netted against related general and administrative expenses in the accompanying statements of operations. This services agreement was assumed by Cornerstone on December 17, 1996.


NOTE 5:   LONG-TERM DEBT

     Long-term debt at June 30, 1996, consists of the following:

                                                  (In Thousands)
     Revolving credit facility (A)                $     -
     Acquisition credit facility (B)                31,100
     Purchase contract obligations (C)                 361
                                                  -------------
                                                    31,461
     Less current maturities                         6,019
                                                  -------------
                                                  $ 25,442
                                                  =============

(A) The Company has an agreement with a lender to provide a revolving credit facility. The facility provides for borrowings up to $20 million, bears interest at either 1/2% over the lender's prime rate or 11/8% over the Eurodollar rate and matures June 30, 2000. The facility includes working capital, capital expenditure, cash flow and net worth requirements as well as dividend restrictions which limit the payment of cash dividends to 50% of the preceding year's net income. The Company's unused revolving credit line at June 30, 1996, amounted to $18,148,000 after considering $1,852,000 of letters of credit. The credit facility was terminated August 1, 1996, in connection with the management buy out.

NOTE 5:   LONG-TERM DEBT

(B) On August 15, 1995, the Company modified the above agreement to include a $35 million acquisition credit facility which was used for the purchase of assets from SYN Inc. The acquisition credit facility bears interest at either 1/2% over the lender's prime rate or 11/8% over the Eurodollar rate. The acquisition credit facility requires quarterly principal payments of $1,944,000. This credit facility was terminated August 1, 1996, in connection with the management buy out.

(C) Purchase contract obligations arise from the purchase of operating businesses and are collateralized by the equipment and real estate acquired in the respective acquisitions. The Company has also entered into purchase contract obligations for equipment used in administrative activities. At June 30, 1996, these obligations carried interest rates ranging from 7% to 10% and are due periodically through 2001.

(D) On August 1, 1996, in conjunction with the management buyout, the Company entered into an agreement with a lender to provide a $42 million term note maturing December 31, 2002, a $52 million term note maturing December 31, 2006, a $20 million revolving working capital credit facility maturing June 30, 2001, and a $10 million acquisition credit facility maturing June 30, 2001. The Company has the choice of keeping the borrowings at prime or transferring the loans to Eurodollar. Amounts at prime on these notes bear interest at the Bank of Boston daily rate or 1/2%% over the Federal Funds Rate. Amounts at Eurodollar on these notes bear interest at the Eurodollar rate plus an applicable margin which is dependent on a ratio of debt (excluding note payable to former principal shareholder and purchase contract obligations) to earnings before depreciation, interest and income taxes. The facility includes working capital, capital expenditures, cash flow and net worth requirements as well as dividend restrictions. This credit facility was terminated December 16, 1996, in connection with the public offering.

(E) On August 1, 1996, in conjunction with the management buyout, the Company entered into a $5 million subordinated promissory note bearing interest at 8% with the former principal shareholder of the Company. On October 7, 1996, this note was paid by NGC.


NOTE 6:   INCOME TAXES

     The provision (credit) for income taxes includes these components (in thousands):

                  Two and     Two      One
                 One-Half    Months   Month
               Months Ended  Ended    Ended        Year Ended
               December 16, Sept 30  July 31   June 30,   June 30,
                  1996       1996     1996      1996        1995
                ---------  --------  -------   -------   ----------
Taxes currently
 payable
 (refundable)    $1,323    $ (400)   $ (765)   $ 2,475    $  406
Deferred income
 taxes             (126)       -         -       1,075       194
                ---------  --------  -------   -------   ----------
                 $1,197    $ (400)   $ (765)   $ 3,550    $  600
                =========  ========  =======   =======   ==========

     A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below (in thousands):

                  Two and     Two      One
                 One-Half   Months    Month
               Months Ended Ended     Ended        Year Ended
               December 16, Sept 30  July 31   June 30,   June 30,
                  1996       1996     1996      1996        1995
                ---------  --------  -------   -------   ----------
Computed at the
 statutory rate
 (34%)           $1,060    $ (386)   $ (693)   $ 2,464   $   355
Increase resulting from:
  Amortization of
   excess of cost
   over fair value
   of net assets
   acquired         196        33        17         79        77
  State income taxes
   net of federal
   tax benefit      102       (54)     (100)       248       116
  Change in estimated
   taxes                                           700         -
  Other            (161)        7        11         59        52
                ---------  --------  -------   -------   ----------
Actual tax
 provision      $ 1,197    $ (400)   $ (765)   $ 3,550   $   600
                ---------  --------  -------   -------   ----------
NOTE 7:  SELF-INSURANCE AND RELATED CONTINGENCIES

     Under the Company's insurance program, coverage for comprehensive general liability and vehicle liability is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. The Company retains a significant portion of certain expected losses related primarily to comprehensive general liability and vehicle liability. Under these insurance programs, the Company self-insures the first $1 million of coverage (per incident) on general liability and on vehicle liability. In addition, the Company has a $100,000 deductible for each and every liability claim. The Company obtains excess coverage from carriers for these programs on claims-made basis policies. The excess coverage for comprehensive general liability provides a loss limitation that limits the Company's aggregate of self-insured losses to $1.5 million per policy period.

     The Company self insures the first $250,000 of workers' compensation coverage (per incident). The Company purchased excess coverage from carriers for workers' compensation claims in excess of the self-insured coverage. Provisions for losses expected under this program were recorded based upon the Company's estimates of the aggregate liability for claims incurred. The Company provided letters of credit aggregating approximately $1,852,000 in connection with this program.

     Provisions for self-insured losses are recorded based upon the Company's estimates of the aggregate self-insured liability for claims incurred.

     The Company self-insures health benefits provided to the employees of the Company and its subsidiaries. Provisions for losses expected under this program are recorded based upon the Company's estimate of the aggregate liability for claims incurred.

     In conjunction with the restructuring that occurred in June 1994, the Company agreed to indemnify Empire Gas for 47.7% of the self-insured liabilities of Empire Gas incurred prior to June 30, 1994. The Company includes in its self-insurance liability its best estimate of the amount it will owe Empire Gas under the indemnification agreement.

     The Company and its subsidiaries are presently defendants in various lawsuits related to the self-insurance program and other business-related lawsuits which are not expected to have a material, adverse effect on the Company's financial position or results of operations. All liabilities related to the insurance program and other business-related lawsuits were assumed by Cornerstone on December 17, 1996.

NOTE 8:   INCOME TAX AUDITS

     The State of Missouri has assessed Empire Gas approximately $1,400,000 for additional state income tax for the years ended June 30, 1992 and 1993. An amount approximating one-half of the above assessment could be at issue for the year ended June 30, 1994. Empire Gas and Empire Energy have protested these assessments and are currently waiting for a response from the Missouri Department of Revenue. It is likely that this matter will have to be settled in litigation. Empire Gas and Empire Energy believe that they have a strong position on this matter and intend to vigorously contest the assessment. It is not possible at this time to conclude on the outcome of this matter.

     The Company and its subsidiaries are presently included in various state tax audits which are not expected to have a material, adverse effect on the Company's financial position or results of operation.

     The Company's Federal Income Tax Returns have been audited through the year ended June 30, 1994, and all income taxes due have either been accrued or paid.

     As a former member of the Empire Gas controlled group and in connection with a tax indemnity agreement with Empire Gas, the Company agreed to indemnify 47.7% of the total liabilities related to these tax audits of the years ended June 30, 1994, and prior thereto.


NOTE 9:  STOCK OPTIONS

     The Company's stock options provide for a fixed option price of $7.00 per share for options granted to officers and key employees. Options granted are exercisable beginning one year after the date of grant at the rate of 20% per year and expire six years after the date of grant. Option activity for each period was:
NOTE 9:  STOCK OPTIONS (Continued)

     Stock options outstanding July 1, 1994                         0

     Options granted                                        1,170,000
     Options canceled                                         (25,000)
                                                            ---------
     Stock options outstanding June 30, 1995                1,145,000

     Options granted                                           25,000
     Options cancelled                                        (50,000)
                                                            ---------

     Stock options outstanding June 30, 1996                1,120,000

     Options cancelled                                       (150,000)
     Options exercised                                       (970,000)
                                                            ---------

     Stock options outstanding December 16, 1996                    0
                                                            =========


NOTE 10:  ADDITIONAL CASH FLOW INFORMATION (In Thousands)

                  Two and    Two       One
                 One-Half   Months    Month
               Months Ended Ended     Ended        Year Ended
               December 16, Sept 30  July 31  June 30,   June 30,
                  1996       1996     1996      1996        1995
                ---------  --------  -------   -------   ----------
Noncash Investing
 and Financing
 Activities
-----------------
  Purchase contract
   obligations
   incurred     $    -     $   -     $    -    $  222       $  172
  Nonmonetary assets
   distributed to
   former principal
   shareholder       -      6,755         -        -            -
  Note payable issued
   to former principal
   shareholder       -      5,000         -        -            -

Additional Cash
 Payment Information
--------------------
  Interest paid      -        804        106    2,432           64
  Income taxes paid
   (refunded)        -       (609)        -     2,995        1,108

NOTE 11:  SIGNIFICANT ESTIMATES AND CONCENTRATIONS

     Generally accepted accounting principles require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Those matters include the following:

Dependence on Principal Suppliers
---------------------------------
     Three suppliers, Conoco, Phillips and Texaco, account for approximately 50% of Empire Energy's volume of propane purchases.

     Although the Company believes that alternative sources of propane are readily available, in the event that the Company is unable to purchase propane from one of these three suppliers, the failure to obtain alternate sources of supply at competitive prices and on a timely basis would have a material, adverse effect on the Company.

Estimates
---------
     Significant estimates related to self-insurance, litigation, collectibility of receivables and income tax assessments are discussed in Notes 3, 7 and 8. Actual losses related to these items could vary materially from amounts reflected in the financial statements.


NOTE 12:  SUBSEQUENT EVENT

     On December 17, 1996, substantially all of the assets and liabilities of the Company were contributed to Cornerstone Propane, L.P., a Delaware limited partnership, a subsidiary of Cornerstone Propane Partners, L.P. Following this transaction, on December 17, 1996, Cornerstone Propane Partners, L.P. completed its initial public offering (see Note 1 to the consolidated financial statements of Cornerstone Propane Partners, L.P. for the period ended June 30, 1997, included in this form 10-K.)

                     Report of Independent Accountants
                    ----------------------------------



To the Board of Directors and Stockholders of CGI Holdings, Inc.


    In our opinion, the accompanying consolidated balance sheet, and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of CGI Holdings, Inc. and its subsidiaries at July 31, 1996, and the results of their operations and their cash flows for the four and one-half month period ended December 16, 1996 and for each of the two years in the period ended July 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP



San Francisco, California
August 8, 1997
                            CGI HOLDINGS, INC.

                        CONSOLIDATED BALANCE SHEET
                               JULY 31, 1996
                          (Dollars in Thousands)


                                  ASSETS
                                  -------

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
                                                       ------------
                                                        $ 106,179
                                                        ============



















The accompanying notes are an integral part of these financial statements.

                            CGI HOLDINGS, INC.
                        CONSOLIDATED BALANCE SHEET
                               JULY 31, 1996
                          (Dollars in Thousands)

                    LIABILITIES, MANDATORILY REDEEMABLE
                    SECURITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------
CURRENT LIABILITIES:
 Accounts payable                                       $  30,824
 Accrued liabilities                                        3,101
 Current maturities of long-term debt and capital lease
  obligations                                               3,924
                                                       ------------
     Total current liabilities                             37,849
                                                       ------------
Long-term debt and capital lease obligations               41,801
Deferred income taxes                                      10,777
Other liabilities                                           1,095
Commitments and contingencies (Note 9)

MANDATORILY REDEEMABLE SECURITIES:
 Redeemable exchangeable preferred stock:
   10% cumulative, $0.01 par value, 62,500 shares authorized,
    issued and outstanding; at redemption value             8,559

STOCKHOLDERS' EQUITY:
 Common stock, $0.01 par value, 6,515,000 shares authorized;
   4,312,247 issued and outstanding:
  Class A voting common stock, $0.01 par value, 3,000,000
    shares authorized; 2,789,784 issued and outstanding        28
  Class B voting common stock, $0.01 par value, 200,000
    shares authorized; 149,485 issued and outstanding           1
  Class C voting common stock, $0.01 par value, 3,000,000
    shares authorized; 1,343,831 issued and outstanding        13
  Class D non-voting common stock, $0.01 par value, 250,000
    shares authorized; 29,147 issued and outstanding           --
 Warrants outstanding                                       2,134
 Additional paid-in capital                                 8,945
 Accumulated deficit                                       (5,023)
                                                       ------------
     Total stockholders' equity                             6,098
                                                       ------------
                                                        $ 106,179
                                                       ============


The accompanying notes are an integral part of these financial statements.

                             CGI HOLDINGS, INC

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Dollars in Thousands)

                                   August 1,
                                   1996 to    Fiscal Year Ended July 31,
                                 December 16, -------------------------
                                     1996       1996          1995
                                   --------   --------      --------
Sales and other revenue            $185,460   $384,354      $266,842
Costs and expenses:
  Cost of sales, except for
   depreciation and amortization    173,155    351,213       234,538
  Operating expenses                  8,181     21,046        20,239
  Sale of partnership interest          660         -             -
  General and administrative
   expenses                           1,738      3,835         3,745
  Depreciation and amortization       1,604      4,216         3,785
  Interest expense                    2,238      5,470         5,120
                                   --------   --------      --------
Loss before income taxes and
  extraordinary charge               (2,116)    (1,426)         (585)
Income tax benefit                     (748)     (473)          (202)
                                   ---------  --------      ---------
Loss before extraordinary charge     (1,368)     (953)          (383)
Extraordinary charge for early
  retirement of debt, net of
  income tax benefit                     -         -            (506)
                                   ---------  --------      ---------
Net loss                           $ (1,368)  $  (953)      $   (889)
                                   =========  ========      =========












The accompanying notes are an integral part of these financial statements.

                            CGI HOLDINGS, INC.

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           (Dollars in Thousands)

                                              Additional
                           Common               Paid-In     Accumulated
                            Stock    Warrants   Capital       Deficit
                           --------  -------   ---------    ----------
Balance at August 1, 1994  $    42   $   -     $ 9,969      $ (1,696)
Net loss                        -        -          -           (889)
Issuance of warrants            -     2,134         -             -
Repurchase of common stock      -        -      (1,000)           -
Accrued dividends on redeemable
 and exchangeable preferred
 stock                          -        -          -           (707)
                           --------  -------   ---------    ----------
Balance at July 31, 1995        42    2,134      8,969        (3,292)
Net loss                        -        -          -           (953)
Repurchase of common stock      -        -         (24)           -
Accrued dividends on redeemable
 and exchangeable preferred
 stock                          -        -          -           (778)
                           --------  -------   ---------    ----------
Balance at July 31, 1996        42    2,134      8,945        (5,023)
Net loss                        -        -          -         (1,368)
Accrued dividends on redeemable
 and exchangeable preferred
 stock                          -        -          -           (116)
                           --------  -------   ---------    ----------
Balance at December
 16, 1996                  $    42   $2,134     $ 8,945   $   (6,507)
                           ========  =======   =========    ==========




The accompanying notes are an integral part of these financial statements.

                            CGI HOLDINGS, INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars In Thousands)


                                   August 1,
                                   1996 to    Fiscal Year Ended July 31,
                                 December 16, -------------------------
                                     1996       1996          1995
                                  ----------  ---------     ---------
CASH FLOWS FROM (USED FOR)
 OPERATING ACTIVITIES:
  Net loss                         $  (1,368) $   (953)     $   (889)
  Adjustments to reconcile net
   loss to net cash used for
     operating activities:
     Depreciation and amortization     1,604     4,216         3,785
     Deferred income taxes              (732)     (516)         (488)
     Extraordinary charge to
      earnings                            -         -            506
     Sale of partnership interest        202        -             -
     Changes in assets and liabilities
      net of acquisitions:
       Accounts and notes
        receivable                   (11,532)   (2,950)      (2,700)
       Inventories                     4,257    (1,511)         (617)
       Prepaid expenses and
        deposits                        (729)     (410)        1,451
       Other assets                     (154)     (193)         (495)
       Accounts payable               11,082     9,327        (3,897)
       Accrued liabilities            (1,007)      172        (1,630)
                                  ----------  ---------     ---------
                                       1,623     7,182        (4,974)
                                  ----------  ---------     ---------
CASH FLOWS FROM (USED FOR)
 INVESTING ACTIVITIES:
  Payments for acquisitions of
   retail outlets                         -     (3,000)       (1,091)
  Proceeds from sale of property
   and equipment                          57       415           878
  Purchases of and investments
   in property and equipment          (1,503)   (3,060)       (4,490)
                                  ----------  ---------     ---------
                                      (1,446)   (5,645)       (4,703)
                                  ----------  ---------     ---------


The accompanying notes are an integral part of these financial statements

                            CGI HOLDINGS, INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars In Thousands)


                                   August 1,
                                   1996 to    Fiscal Year Ended July 31,
                                 December 16, -------------------------
                                     1996       1996          1995
                                  ----------  ---------     ---------
CASH FLOWS FROM (USED FOR)
 FINANCING ACTIVITIES:
  Repurchase of common stock              -   $    (24)     $ (1,000)
  Repayment of long-term debt             -         -        (26,940)
  Net proceeds from issuance of
   long-term debt                         -         -         28,111
  Proceeds from issuance of
   senior subordinated debt                 -       -         13,073
  Repayment of long-term debt           (562)   (1,250)       (1,000)
  Borrowings on capital leases
   and other term loans                   -      1,248         2,263
  Repayment of other notes payable      (252)     (561)         (739)
  Principal payments under capital
   lease obligations                    (506)   (1,579)       (2,929)
  Borrowings (repayments) under
   acquisition line                    5,999    (2,275)        1,054
                                  ----------  ---------     ---------
                                       4,679    (4,441)       11,893
                                  ----------  ---------     ---------
Net (decrease)increase in cash         4,856    (2,904)        2,216
Cash balance, beginning of period      1,519     4,423         2,207
                                  ----------  ---------     ---------
Cash balance, end of period        $   6,375  $  1,519      $  4,423
                                  ==========  =========     =========












The accompanying notes are an integral part of these financial statements

                            CGI HOLDINGS, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company
-----------
     Pursuant to a Stock Purchase Agreement dated March 31, 1993, by and among CGI Holdings, Inc., a Delaware corporation (the "Company") formed to effect this transaction and a major shareholder of Coast Gas Industries ("Industries"), the Company acquired all of the outstanding stock of Industries (the "Buyout"). The accompanying financial statements are presented on the Company's basis of accounting giving effect to the Stock Purchase Agreement.

     The Company engages in the sale and distribution of natural gas, crude oil, natural gas liquids, liquefied petroleum gas ("LPG"), LPG storage and transportation equipment through its wholly-owned subsidiary, Coast Gas, Inc. Its operations consist primarily of the sale, transportation and storage of LPG to wholesale and retail customers; the sale of LPG storage equipment; and the leasing of LPG storage and transportation equipment under monthly operating leases. Sales are made to approximately 77,000 customers in seven states, primarily in the western regions of the United States.

     In connection with the Stock Purchase Agreement, the Company pays a monthly fee to Aurora Capital Partners ("Aurora"), an investor in the
Company, for management services provided.   Payments for the four and one-
half month period ended December 16, 1996 were $101,625. Payments for each of the years ended July 31, 1996 and 1995 amounted to $250,000.

Principles of Consolidation
---------------------------
     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Coast Gas, Inc., and its wholly-owned subsidiary Coast Energy Group, Inc. ("CEG"). In 1989 the Company formed CEG, headquartered in Houston, Texas, to conduct its wholesale procurement and distribution operations. All significant intercompany transactions have been eliminated in consolidation.
NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition
-------------------
     Sales of natural gas, crude oil, natural gas liquids and LPG are recognized when delivered to the customer.

Estimates
---------
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk
----------------------------
     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. The Company offers credit terms on sales to its retail and wholesale customers. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for uncollectible accounts receivable based upon the expected collectibility of all accounts receivable.

Cash Flows
----------
     For purposes of the comparative statements of cash flows, the Company considers all highly liquid investments having original maturities of three months or less to be cash equivalents. The carrying amount of cash, cash equivalents and short-term debt approximates fair market value due to the short maturity of these instruments.

Inventories
-----------
     Inventories are stated at the lower of cost or market. The cost of LPG is determined using the last-in, first-out (LIFO) method. At July 31, 1996 the excess of LIFO cost over replacement cost was $.9 million. The cost of parts and fittings is determined using the first-in, first-out (FIFO) method.


NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories (Continued)
-----------------------
     During the four and one-half months ended December 16, 1996, inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of purchases for the four and one-half month period ended December 16, 1996, the effect of which decreased cost of goods sold by approximately $.2 million and increased net income by approximately $.1 million.

     The major components of inventory as of July 31, 1996, consist of the following (in thousands of dollars):

          LPG                           $  6,474
          Parts and fittings                 842
                                        --------
                                        $  7,316
                                        ========

Property and Equipment
----------------------
     Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows: buildings and improvements, 25 years; LPG storage and rental tanks, 40 to 50 years; and office furniture, equipment and tank installation costs, 5 to 10 years. Leasehold improvements are amortized over the shorter of the estimated useful life or the lease term. Depreciation of equipment acquired under capital leases of $54,500, $132,000 and $160,000 for the four and one-half month period ended December 16, 1996 and for the years ended July 31, 1996 and 1995, respectively, is included in depreciation and amortization expense.

     When property or equipment is retired or otherwise disposed, the cost and related accumulated depreciation is removed from the accounts, and the resulting gain or loss is credited or charged to operations. Maintenance and repairs are charged to earnings, while replacements and betterments that extend estimated useful lives are capitalized.

     A majority of the LPG rental and storage tanks are leased to customers on a month-to-month basis under operating lease agreements. Tank rental income of approximately $.9 million, $2.3 million and $2.2 million for the four and one-half month period ended December 16, 1996 and for the years ended July 31, 1996 and 1995, respectively, is included in sales and other revenue. Direct costs associated with the installation of LPG storage tanks leased to customers are capitalized and amortized over the estimated average customer retention term.
NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cost in Excess of Net Assets Acquired
-------------------------------------
     The excess of acquisition cost over the estimated fair market value of identifiable net assets of acquired businesses is amortized on a straight-line basis over forty years. The related costs and accumulated amortization were $12.8 million and $0.9 million at July 31, 1996.

     It is the Company's policy to review intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If such a review should indicate that the carrying amount of intangible assets is not recoverable, it is the Company's policy to reduce the carrying amount of such assets to fair value.

Deferred Charges and Other Assets
---------------------------------
     Deferred charges consist primarily of deferred debt issuance costs and capitalized non-compete covenant agreement costs. Deferred debt issuance costs are amortized using the bonds outstanding method over the life of the related loans, other deferred charges are amortized on a straight-line basis over varying lives, ranging from five to seven years. Total deferred charges and the related accumulated amortization were $6.2 million and $3.0 million as of July 31, 1996. Included in these amounts are unamortized debt issuance costs associated with the bank borrowings of $1.6 million at July 31, 1996.

     Other assets include customer lists purchased in business acquisitions that are amortized on a straight-line basis over a ten-year life. The total cost of customer lists and the related accumulated amortization were $2.6 million and $1.0 million at July 31, 1996.

Futures Contracts
-----------------
     The Company routinely uses commodity futures contracts to reduce the risk of future price fluctuations for natural gas and LPG inventories and contracts. Gains and losses on futures contracts purchased as hedges are deferred and recognized in cost of sales as a component of the product cost for the related hedged transaction. In the statement of cash flows, cash flows from qualifying hedges are classified in the same category as the cash flows from the items being hedged. Contracts which do not qualify as hedges are marked to market, with the resulting gains and losses charged to current operations. Net realized gains and losses for the four and one-half month period ended December 16, 1996 and for each of the two years ended July 31, 1996 and 1995 and unrealized gains, losses on outstanding positions and open positions as of July 31, 1996, are not material.
NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interest Rate Swap Agreement
----------------------------
     Interest rate differentials to be paid or received under interest rate swap agreements are accrued and recognized over the life of the agreements. Interest payable or receivable under these interest rate swap agreements is recognized in the periods when market rates exceed contract limits as an increase or reduction in interest expense. Interest rate swap agreements held by the Company expired during fiscal 1996.

Impairment of Long-Lived Assets
-------------------------------
     On August 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"). This statement requires impairment losses to be recorded on long-lived assets used in operations and certain identifiable intangible assets when indications of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Adoption of SFAS No. 121 did not have a material impact on the financial statements.

Accounting for Stock Based Compensation
---------------------------------------
     The Company applies APB Opinion 25 and related interpretations in accounting for the stock options and stock appreciation rights. Had compensation cost for the Company's options and stock appreciation rights been determined based on the fair market value at the grant date of these awards consistent with the methodology described by SFAS 123 "Accounting for Stock-Based Compensation" the effect on the Company's net income would not have been material. SFAS No. 123 does not apply to awards granted prior to 1995.



NOTE 2:   ACCOUNTS AND NOTES RECEIVABLE AND OTHER ASSETS

Accounts and notes receivable as of July 31, 1996 consist of the following (in thousands of dollars):

Accounts receivable from customers                      $   23,814
Allowance for doubtful accounts                               (367)
Notes receivable from customers                                753
Notes and accounts receivable from employees                   821
                                                        ----------
Total accounts and notes receivable                         25,021
Less: non-current portion                                    1,357
                                                        ----------
Current notes and accounts receivable                   $   23,664
                                                        ==========


     Notes receivable arise in the ordinary course of business from the sale of LPG storage and transportation equipment. Terms are generally from one to five years, with interest rates ranging from 12.0% to 13.0%.

     The Company has accounts and notes receivable due from employees totaling $821,000 at July 31, 1996. The notes primarily relate to employee stock purchase loans and employee housing assistance programs. The terms of the employee stock purchase loans require interest payments of 6.0% per annum on the outstanding principal balance and that all outstanding principal and interest be paid by October 31, 1997. Under the employee housing assistance program, the Company is a guarantor on primary residential notes issued in conjunction with the Company's relocation program for a fixed term of seven years through October 1997. In conjunction with the purchase of the Company (see Note 12), the balance of accounts and notes receivable due from employees was either repaid or forgiven.

     The Company, through its wholly-owned subsidiary Coast Gas, Inc., holds a 50% limited interest in Coast Energy Investments, Inc., a limited partnership. The partnership was established to facilitate the formation of a trading fund and is accounted for under the equity method. Coast Gas, Inc. receives a management fee. For the year ended July 31, 1996, the investment in the partnership amounted to $122,000. In addition, at July 31, 1996, Coast Gas, Inc. recorded a management fee receivable of $93,000.

NOTE 2:   ACCOUNTS AND NOTES RECEIVABLE AND OTHER ASSETS

     Effective October 1, 1996, the Company terminated its participation and interest in Coast Energy Investments, Inc. The original partnership agreement provided for a minimum investment term through December 1997. The termination resulted in the sale of the Company's partnership interest to its 50% partner and an employee of the partnership. The Company recorded a pretax loss on the disposition of the partnership interest of $660,000. This amount consisted of a $202,000 loss on the partnership investment and $458,000 of termination costs consisting of salary, consulting, noncompete agreements and other related expenes.

     Beginning on December 12, 1996, insurance coverage for CGI Holdings, Inc. was provided by Cornerstone Propane Partners, L.P. (see Note 12). The coverage maintained was consistent with the coverage previously held by the Company.
NOTE 3:   PROPERTY AND EQUIPMENT

     Property and equipment as of July 31, 1996, consists of the following (in thousands of dollars):

     Land                                              $  2,312
     Buildings and improvements                           4,600
     LPG rental and storage tanks                        44,690
     Equipment and office furnishings                     6,447
                                                       ---------
                                                         58,049

     Less accumulated depreciation and
     amortization                                         6,554
                                                       ---------
                                                       $ 51,495
                                                       =========

     At July 31, 1996, LPG rental and storage tanks include $7.3 million for tanks acquired under capital leases. Tanks acquired under capital leases are pledged as collateral under the capital lease agreements. All assets of the Company are pledged as collateral for the Company's long-term debt under the provisions of the Credit Agreement (see Note 4).

     Depreciation expense for the four and one-half month period ended December 16, 1996 and for the years ended July 31, 1996 and 1995, totaled $1.0 million, $2.4 million and $2.2 million, respectively.

NOTE 4:   LONG-TERM DEBT

     Long-term debt as of July 31, 1996, consists of the following (in thousands of dollars):

Revolving loan, variable interest at prime plus
  1.50%, due in monthly installments of
  interest only until September 14,
  2000, secured by all assets of the Company                $13,080
Term loan, variable interest at prime plus
  1.50%, due in quarterly installments
  through July 31, 2000, secured by all
  assets of the Company                                      12,750
Senior subordinated notes, fixed interest rate
  of 12.50%, due in equal annual
  installments of $5.0 million, commencing
  September 15, 2002.  The senior
  subordinated notes are unsecured
  obligations of the Company with quarterly
  interest payments over the life of the loan                13,310
Other notes payable with periodic payments
  through 2002, interest rates ranging
  from 8.0% to 12.0%                                          2,232
                                                            --------
                                                             41,372
Less current maturities                                       2,562
                                                            --------
                                                            $38,810
                                                            ========
NOTE 4:   LONG-TERM DEBT (Continued)

     During the year ended July 31, 1995, Coast Gas, Inc. entered into a Credit Agreement (the "Credit Agreement") with Bank of America, which provided financing of up to $35.0 million, consisting of $15.0 million in term debt and a $20.0 million revolving credit facility. The revolving and term loans, at the election of Coast Gas, Inc., bear interest at the Bank of America prime rate plus 1.50% or Libor plus 2.75% per annum. Concurrently, Coast Gas, Inc. issued $15.0 million in senior subordinated notes with a fixed interest rate of 12.50% per annum. The proceeds of the subordinated notes and a portion of the proceeds available under the Credit Agreement were used to repay the notes to Heller Financial, Inc. ("Heller"). The balance of the funds available under the Credit Agreement ("Working Capital Line") will be used for general corporate purposes and to finance future acquisitions.

     The terms of the Credit Agreement were amended during the year ended July 31, 1996 to increase the Working Capital line by an additional $3.0 million. An additional provision of the amendment requires that the maximum amount of the facility is fixed at $23.0 million until May 1, 1997, at which point it begins decreasing annually to $16.0 million by May 1, 2000 and matures on September 14, 2000. Advances against the line used to finance acquisitions were $0, $3.0 million and $1.1 million for the four and one-half month period ended December 16, 1996 and for the years ended July 31, 1996 and 1995 respectively.

     The terms of the Credit Agreement contain restrictions on the issuance of new debt or liens, the purchase or sale of assets not in the ordinary course of business and the declaration and payment of dividends, and requires that Coast Gas, Inc. maintain specified levels of fixed charge and interest payment coverage ratios. The Credit Agreement also provides for prepayment of excess funds in the event of sales of pledged assets if such funds are not reinvested in like kind assets. The Credit Agreement provides for an unused commitment fee of .5% on funds not drawn against the revolving line.

   Total interest paid during the four and one-half month period ended December 16, 1996 was $1.6 million of which interest paid on bank long-term and subordinated debt totaled $1.4 million. Total interest paid during the years ended July 31, 1996 and 1995 was $5.4 million and $4.9 million, respectively, of which interest paid on bank long-term and subordinated debt totaled $4.4 million and $4.0 million, respectively.

     Annual maturities of revolving, term and other long-term debt through July 31, 2001, are as follows: 1997 - $2.9 million; 1998 - $3.5 million; 1999 - $3.9 million; 2000 - $4.4 million; 2001 - $13.3 million; and
thereafter - $15.1 million. The subordinated notes amortize $5.0 million per annum commencing in fiscal 2003.

NOTE 4:   LONG-TERM DEBT (Continued)

     For the year ended July 31, 1995, the Company recorded an extraordinary charge of $506,000 (net of $337,000 tax benefit) for the write-off of deferred debt issuance costs upon the early extinguishment of the Heller debt. Debt issuance costs associated with the new subordinated, revolving and term bank debt totaling $2.2 million are being amortized using the bonds outstanding method over the life of the related loans.

     The carrying value of the Company's long-term debt approximates fair value, in that most of the long-term debt is at floating market rates, or incurred at rates that are not materially different from those current at July 31, 1996.

     The Company has a Continuing Letter of Credit Agreement with Banque Paribas to provide a $25.0 million credit guidance line for the operations of Coast Energy Group, Inc., the Company's wholly owned subsidiary. The agreement provides for a compensating balance of $1.3 million, and grants Banque Paribas a security interest in certain pledged accounts receivable of CEG. At July 31, 1996, outstanding letters of credit drawn against this line amounted to $11.3 million.


NOTE 5:   MANDATORILY REDEEMABLE SECURITIES

     The Company has outstanding 62,500 shares of cumulative redeemable, exchangeable preferred stock, with par value of $0.01 and stated value of $100. Cumulative dividends of 10% are payable annually. Payment of dividends is restricted under the terms of the Credit Agreement with Coast Gas, Inc. (see Note 4). Each share of preferred stock may be redeemed at a price equal to stated value per share plus accrued and unpaid dividends. The redemption amount per share at July 31, 1996 was $136.94. The stock is also exchangeable, at the option of the Company, for Coast Gas, Inc.'s subordinated exchange debentures due September 15, 2002 (see Note 4). The stock shall, with respect to dividend rights and rights on liquidation, winding up and dissolution, rank senior to all classes of common stock. The Company shall redeem the stock in full at the earliest of twelve consecutive years of unpaid dividends, sale or disposal of substantially all the assets of the Company or merger of the Company, subject to certain conditions. No dividends have been declared or paid since April 1, 1993. Pursuant to the Stock Purchase and Merger Agreement (see Note 11), no dividends were accrued after September 9, 1996. Accrued dividends were $2.3 million at July 31, 1996, and have been recorded as a charge to accumulated deficit.



NOTE 6:   INCOME TAXES

     The income tax provision for the four and one-half month period ended December 16, 1996 and for the years ended July 31, 1996 and 1995 are summarized as follows (in thousands of dollars):

                                                           July 31,
                                   December 16,        ------------------
                                      1996               1996       1995
                                  --------------       --------   --------
Current provision:
  Federal                            $   -             $   -      $   -
  State                                  -                 25          7
                                  --------------       --------   --------
                                         -                 25          7
                                  --------------       --------   --------
Deferred provision (benefit):
  Federal                              (632)              (428)      (176)
  State                                (116)               (70)       (33)
                                  --------------       --------   --------
                                       (748)              (498)      (209)
                                  --------------       --------   --------
                                   $   (748)           $  (473)   $  (202)
                                  ==============       ========   ========

  The significant components of temporary differences which give rise to deferred tax assets (liabilities) as of July 31, 1996 are as follows (in thousands of dollars):

Accruals, reserves and other                          $  1,178
Federal NOLs                                             6,833
State NOLs                                                 220
                                                      ---------
  Deferred tax assets                                    8,231
                                                      ---------
Accumulated depreciation                               (13,385)
PP&E book/tax basis difference                          (1,793)
Capitalized tank installation costs                     (1,607)
LIFO inventory basis                                      (245)
Other                                                   (1,176)
                                                      ---------
  Deferred tax liabilities                             (18,206)
                                                      ---------

Net deferred tax liabilities                          $ (9,975)
                                                      =========

NOTE 6:   INCOME TAXES (Continued)

     A reconciliation of the Company's income tax provision computed at the United States federal statutory rate to the effective rate for the recorded provision for income taxes for the four and one-half month period ended December 16, 1996 and for the years ended July 31, 1996 and 1995 is as follows:

                                                July 31,
                              December 16,   ----------------
                                1996        1996       1995
                              -----------   ------     ------

Federal statutory rate          (34)%        (34)%     (34)%
Amortization of cost in
 excess of assets acquired        2            7         6
State franchise taxes, net
 of federal income tax benefit   (5)           2         2
Prior year tax adjustments        -           (5)        -
Extraordinary loss                -            -        (9)
Other, net                        2           (3)        -
                              -----------   -------    ------
                                (35)%        (33)%     (35)%
                              ===========   =======    =======

     Tax payments during the four and one-half month period ended December 16, 1996 and for the years ended July 31, 1996 and 1995 were minimal due to the Company's tax loss position. Payments were solely for state income taxes in various states.

     As of July 31, 1996, the Company has a federal and state net operating loss carryforward of approximately $20.0 million and $2.3 million, respectively, available to reduce future payments of income tax liabilities. The tax benefits of these NOLs are reflected in the accompanying table of deferred tax assets and liabilities. If not used, carryforwards expire during the period from 2006 to 2011.

     Under the provisions of Internal Revenue Code Section 382, the annual utilization of the Company's net operating loss carryforwards may be limited under certain circumstances. Events which may affect utilization include, but are not limited to, cumulative stock ownership changes of more than 50% over a three-year period. An ownership change occurred effective March 31, 1993, due to cumulative changes in the Company's ownership. The annual and cumulative limits on the utilization of net operating losses incurred prior to March 31, 1993 are approximately $1.6 million and $5.5 million, respectively.


NOTE 6:   INCOME TAXES (Continued)

     On December 17, 1996, a more than 50% ownership change occurred (see
Note 12). As a result, utilization of net operating losses incurred before that date will be subject to an annual limitation. Management believes the net operating losses will be fully utilizable.


NOTE 7:   LEASES

     Coast Gas, Inc. leases rental tanks and vehicles from a former owner of the Company on a month-to-month operating lease. The lease provides for cancellation within 90 days, and includes a lease purchase option at the greater of the original cost or current list price. Coast Gas, Inc. also leases real estate, LPG storage tanks, and office equipment from certain of its current directors, officers and employees under operating and capital lease agreements.

     Rental payments under such leases totaled $403,000, $204,000 and $135,000 for the four and one-half month period ended December 16, 1996 and for the years ended July 31, 1996 and 1995, respectively.

     Coast Gas, Inc. generally leases vehicles, computer equipment, office equipment and real property under operating lease agreements. The typical equipment lease term is four to six years. Real property leases generally have terms in excess of ten years with renewal options. Rent expense under all operating lease agreements for the four and one-half month period ended December 16, 1996 and for the years ended July 31, 1996 and 1995, totaled $.9 million, $2.5 million and $2.4 million, respectively.

     Capital leases consist primarily of financing agreements for the acquisition of LPG storage tanks with terms ranging from five to seven years. These leases provide fixed price purchase options at the end of the noncancelable lease term.

NOTE 7:   LEASES (Continued)

     As of July 31, 1996, future minimum lease commitments under noncancelable leases, with terms in excess of one year were as follows:

                                   Operating           Capital
                                   ---------           -------
                                           (In Thousands)
     Years Ended July 31,
          1997                     $  2,020            $  1,624
          1998                        1,495               1,336
          1999                          991               1,150
          2000                          753                 885
          2001                          679                 113
                                   --------            --------
Total minimum lease payments       $  5,938               5,108
Less amounts representing interest ========                 755
                                                       --------
Present value of future minimum lease payments            4,353
Less amounts due within one year                          1,362
                                                       --------
                                                       $  2,991
                                                       ========

     Total assets acquired under capital leases totaled $0, $1.2 million and $2.2 million for the four and one-half months ended December 16, 1996 and for the years ended July 31, 1996 and 1995, respectively.

     In addition to these minimum lease rentals, Coast Gas, Inc. has an agreement to lease the assets of a retail LPG distributor at a fixed percentage of the gross profits generated by the business. Contingent lease rents paid under this lease agreement for the four and one-half month period ended December 16, 1996 and for the years ended July 31, 1996 and 1995, totaled $119,000, $344,000 and $406,000, respectively. The original lease term of five years, which expired in 1995, was extended for five years and has various renewal and purchase options available to Coast Gas, Inc. through January 31, 2014.

     Coast Gas, Inc. subleases some of its LPG storage tanks and vehicles to other propane distributors under non-cancelable operating lease agreements. The lease terms are generally for one year with automatic renewal provisions. Additionally, these distributors may purchase the LPG storage tanks under lease, at the greater of original cost or current list price. Sublease income totaled $96,000, $270,000 and $390,000 for the four and one-half month period ended December 16, 1996 and for the years ended July 31, 1996 and 1995, respectively.

NOTE 8:   STOCKHOLDERS' EQUITY

Employee Benefit Plans
----------------------
     The Company has a 401(k) employee benefit plan. All full-time employees who have completed one year of service and are twenty-one years of age or older are eligible to participate. Under the plan provisions, participants are allowed to make monthly contributions on a tax-deferred basis subject to the limitations of the plan. In addition, the Company will contribute a discretionary matching contribution based upon participant contributions. Employees are 100% vested for all contributions. The plan is managed by a trustee, and is fully funded.

     In 1990 the Company established a discretionary profit-sharing plan for the benefit of all eligible full time employees. Contributions are made annually at the sole discretion of the Board of Directors. Participant benefits vest and are paid annually over a five-year period. Unvested contributions are forfeited upon termination of employment, and are allocated to the remaining plan participants. Contributions are unfunded until the time of payment. At July 31, 1995, the Company had accrued $76,000 for the profit sharing plan. No additional amounts were accrued for the year ended July 31, 1996, or for the four and one-half month period ended December 16, 1996.

     Additionally, the Company provides certain health and life insurance benefits to all eligible full time employees. Expenses are recorded based upon actual paid claims and expected liabilities for incurred but not reported claims at year end.

Warrants
--------
     In conjunction with the refinancing in fiscal 1995, the Company repurchased 175,438 shares of common stock from officers of the Company for $1.0 million. Warrants in the Company were issued to senior subordinated note holders which have been assigned an estimated fair value of $2.1 million, to be amortized over the life of the credit agreement using the bonds outstanding method. The warrants include 175,438 Series A Warrants with an exercise price of $2.85 and 287,228 Series B Warrants with an exercise price of $0.01. The warrants are exercisable at the earliest of a sale, acquisition or initial public offering, subject to certain conditions, or September 15, 1997 into shares of the Company's Class D non-voting common stock. The warrants issued to Heller under the previous debt agreement were returned unexercised.
NOTE 8:   STOCKHOLDERS' EQUITY (Continued)

Options
-------
     The Company has a 1987 stock plan available to grant incentive and non-qualified stock options to officers and other employees. The plan provides for the granting of a maximum of 175,000 options to purchase common shares of the Company. The option price per share may not be less than the fair market value of a share on the date the option is granted and the maximum term of the option may not exceed 10 years. Options granted vest over a period of four years from the date of grant. Granting of options under this plan will expire on the 10th anniversary of the plan. Pursuant to the Merger Agreement (see Note 11), each outstanding option shall be converted into the right to receive cash whether or not such option is exercisable in full. Compensation expense related to the granting of options amounted to $21,000 for the year ended July 31, 1995. Information regarding the Company's stock option plan is summarized below:


Options                                Per Share Range
                                 -----------      -------------------------
Outstanding at August 1, 1994      132,031        $  0.01        $  9.11
  Granted                           42,942            .10           9.13
  Exercised                             -
  Canceled                              -
                                 -----------

Outstanding at July 31, 1995       174,973        $  0.01        $  9.13
  Granted                               -
  Exercised                             -
  Canceled                              -
                                 -----------

Outstanding at July 31, 1996       174,973        $  0.01        $  9.13
  Granted                               -
  Exercised                             -
  Canceled                              -
                                 -----------

Outstanding at December 16, 1996   174,973        $  0.01        $  9.13
Available for grant at
 December 16, 1996                      27

NOTE 8:   STOCKHOLDERS' EQUITY (Continued)

     During 1996, the Company adopted a Stock Appreciation Rights (SARs) plan. The Company granted 500,000 SARs, which are to vest over a five-year period, at a per share value of $1.20. Compensation expense related to the grant of SARs of $45,000 and $120,000 was recorded for the four and one-half month period ended December 16, 1996 and for the year ended July 31, 1996, respectively.


NOTE 9:   COMMITMENTS AND CONTINGENCIES

     The Company has contracts with various suppliers to purchase a portion of its supply needs of LPG for future deliveries with terms ranging from one to twelve months. The contracted quantities are not significant with respect to the Company's anticipated total sales requirements and will generally be acquired at prevailing market prices at the time of shipment. Outstanding letters of credit issued in conjunction with product supply contracts are a normal business requirement. There were no outstanding letters of credit issued on behalf of the Company as of July 31, 1996, other than the $11.3 million drawn against the credit guidance line (see
Note 4).

     The Company is engaged in certain legal actions related to the normal conduct of business. In the opinion of management, any possible liability arising from such actions will be adequately covered by insurance or will not have a material adverse effect on the Company's financial position or results of operations.


NOTE 10:  BUSINESS ACQUISITIONS

     During the year ended July 31, 1996, Coast Gas, Inc. acquired one retail outlet in a transaction accounted for using the purchase method of accounting. The cost of the acquired company totaled $4.0 million, including $1.0 million of seller notes and other liabilities and $3.0 from the increase in the Company's Working Capital/Acquisition bank line. Goodwill resulting from the acquisition totaled $2.8 million. Revenues of the acquired company for the year ended July 31, 1996, subsequent to the dates of acquisition and included in the Company's consolidated sales totaled $1.9 million.





NOTE 10:  BUSINESS ACQUISITIONS (Continued)

     During the year ended July 31, 1995, Coast Gas, Inc. acquired three retail outlets in transactions accounted for using the purchase method of accounting. The cost of the acquired companies totaled $1.8 million (including $0.7 million of seller notes). Goodwill resulting from these acquisitions totaled $0.3 million. Revenues of the acquired companies for the year ended July 31, 1995, subsequent to the dates of acquisition and included in the Company's consolidated sales totaled $0.7 million.


NOTE 11:  STOCK PURCHASE AND MERGER AGREEMENT

     Effective September 9, 1996, the Company and the preferred shareholders of the Company entered into a Stock Purchase and Merger Agreement (the "Merger Agreement") for the sale of the preferred stock of the Company for $8.7 million. The terms of the Agreement also provided an option to the buyer of the preferred stock to acquire all of the outstanding common stock of the Company, for a period of one year from the date of the sale of the preferred stock. Additionally, the shareholders of the Company have an option to put the common stock of the Company to the buyer of the preferred stock on April 30, 1997, if the buyer has not previously exercised the option to acquire the common stock. Subsequent to December 16, 1996, the common stock of the company was purchased as described in Note 12.


NOTE 12:  SUBSEQUENT EVENT

     On December 17, 1996, substantially all of the assets and liabilities of the Company were contributed to Cornerstone Propane, L.P., a Delaware limited partnership, a subsidiary of Cornerstone Propane Partners, L.P. Following this transaction, on December 17, 1996, Cornerstone Propane Partners, L.P. completed its initial public offering (see Note 1 to the consolidated financial statements of Cornerstone Propane Partners, L.P. for the period ended June 30, 1997, included in this Form 10-K.)






                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To SYN Inc.:


We have audited the accompanying consolidated balance sheet of SYN Inc. (a Delaware corporation and 52.5% owned subsidiary of Northwestern Public Service Company) and Subsidiaries as of June 30, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the period from inception (August 15, 1995) to June 30, 1996, and for the period from July 1, 1996 to December 16, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SYN Inc. and Subsidiaries as of June 30, 1996, and the results of their operations and their cash flows for the period from inception (August 15, 1995) to June 30, 1996 and for the period from July 1, 1996 to December 16, 1996, in conformity with generally accepted accounting principles.




                                             ARTHUR ANDERSEN LLP

Minneapolis, Minnesota
August 4, 1997

                         SYN Inc.AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEET

                               JUNE 30, 1996
             (Dollars in Thousands, Except Per Share Amounts)

                                  ASSETS
                                  -------

CURRENT ASSETS
 Cash                                                  $       14
 Trade receivables, less allowance for doubtful
   accounts of $1,505                                       9,195
 Inventories                                                7,447
 Prepaid expenses                                             678
 Deferred income tax benefit                                3,727
 Due from former stockholders                              37,966
                                                     -------------
     Total current assets                                  59,027
                                                     -------------

PROPERTY AND EQUIPMENT
 Land and buildings                                         6,420
 Storage and consumer service facilities                   52,953
 Transportation, office and other equipment                11,910
 Less accumulated depreciation                            (2,592)
                                                     -------------
     Total property and equipment                          68,691
                                                     -------------

OTHER ASSETS
 Investments and restricted cash deposits                   3,025
 Deferred income tax benefit                                4,849
 Intangible assets, primarily the excess of cost
   over fair value of net assets acquired, net of
   accumulated amortization                                30,943
 Other                                                        227
                                                     -------------
     Total other assets                                    39,044
                                                     -------------
                                                        $ 166,762
                                                     =============





The accompanying notes are an integral part of this balance sheet.

                         SYN INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEET

                               JUNE 30, 1996
             (Dollars In Thousands, Except Per Share Amounts)



                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------


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
                                                     -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

 Cumulative preferred stock, $.01 par value;
   70,500 shares authorized; 55,312 shares, issued
   and outstanding, at stated value of $1,00 per share $   55,312
 Common stock; $0.01 par value; authorized 100,000
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
                                                     =============


    The accompanying notes are an integral part of this balance sheet.

                         SYN INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                              (In Thousands)



                                                            For the Period
                                           For the Period   from Inception
                                            July 1, 1996    August 15, 1995
                                                 to              to
                                             December 16,      June 30,
                                                1996             1996
                                           --------------   --------------
REVENUES                                     $  44,066        $  96,092

COST OF PRODUCT SOLD                            23,322           46,187
                                           --------------   --------------

GROSS PROFIT                                    20,744           49,875
                                           --------------   --------------
OPERATING EXPENSES
  Salaries and commissions                       7,252           14,520
  General and administrative                     6,151           14,225
  Depreciation and amortization                  1,904            3,329
  Related-party corporate administration
    and management fees                          1,668            3,281
                                           --------------   --------------
      Total operating expenses                  16,975           35,355
                                           --------------   --------------
OPERATING INCOME                                 3,769           14,520

INTEREST EXPENSE, including $2,214 and
  $4,388, respectively to related party          3,311            5,584
                                           --------------   --------------
INCOME BEFORE INCOME TAXES                         458            8,936

PROVISION FOR INCOME TAXES                         298            3,675
                                           --------------   --------------
NET INCOME                                         160            5,261

DIVIDENDS ON CUMULATIVE PREFERRED STOCK         (3,878)          (7,260)
                                           --------------   --------------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS   $  (3,718)       $  (1,999)
                                           ==============   ==============

The accompanying notes are an integral part of these financial statements.

                         SYN INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               (Dollars in Thousands, Except Share Amounts)


                                      Common Stock
                                   ----------------------         Total
                    Preferred Stock                Addtl.  Accum- Stock-
                    --------------                Paid-In  ulated holder's
                    Shares Amount  Shares  Amount Capital Deficit Equity
                    ------ ------  ------  ------ ------- ------- -------
BALANCE AT INCEPTION,
AUGUST 15, 1995        -  $   -        -   $   -  $   -   $   -   $   -

Common stock issued    -      -    100,000     1      99      -       100
Preferred stock
 issued             55,312 55,312      -       -      -       -    55,312
Dividends on
 preferred stock,
 $131.25 per share      -      -       -       -      -    (7,260) (7,260)
Net income              -      -       -       -      -     5,261   5,261
                    ------ ------  ------  ------ ------- ------- -------
BALANCE,            55,312 55,312  100,000     1      99   (1,999) 53,413
JUNE 30, 1996
Dividends on
 preferred stock,
 $70.11 per share       -      -       -       -      -    (3,878) (3,878)
Net income              -      -       -       -      -       160     160
                    ------ ------  ------  ------ ------- ------- -------
BALANCE,
DECEMBER 16,
1996                55,312$55,312  100,000 $   1   $   99$(5,717) $49,695
                    ====== ======  ======= ====== ======= ======= =======












The accompanying notes are an integral part of these financial statements.

                         SYN INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)

                                                            For the period
                                        For the period      from Inception
                                         July 1, 1996       August 15, 1995
                                              to                  to
                                         December 16,           June 30,
                                            1996                 1996
                                        --------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                              $     160          $  5,261
  Adjustments to reconcile net income to
    net cash from operating activities:
     Depreciation and amortization            1,904             3,329
     Gain on sale of assets                     233                -
     Deferred income tax benefit                298             3,624
     Changes in assets and liabilities,
      net of effect of acquisitions
       Trade receivables                     (1,991)           (1,247)
       Inventories                           (1,873)              704
       Prepaid expenses                        (569)              189
       Accounts payable                       2,549            (5,571)
       Accrued expenses                       3,602            (3,423)
                                        --------------      -------------
     Net cash provided by
     operating activities                     4,313              2,866
                                        --------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of assets of Synergy
    Group Incorporated                           -            (150,922)
  Proceeds from the sale of certain
    Synergy Group Inc assets to Empire
    Energy Corporation                           -              35,980
  Expenditures for property and equipment    (4,240)            (9,182)
  Proceeds from sale of assets                  129                474
  Proceeds from disposal of companies           829                 -
  Acquisitions, net of cash received           (469)                -
  Decrease in investments and restricted
    cash deposits                                -                  70
                                        --------------      -------------
     Net cash used in investing activities   (3,751)          (123,580)
                                        --------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings on credit facility              20,367                 -
  Payments on credit facility               (16,532)                -
  Borrowing under long-term debt
   agreements                                    -              23,910
  Proceeds from issuance of common stock         -                 100
  Proceeds from issuance of preferred
   stock                                         -              52,812
  Proceeds from issuance of note payable-
   related party                                 -              52,812
  Borrowings from related party                  -              36,458
  Repayments to related party                    -             (36,458)
  Payment on long-term debt agreements         (242)            (1,834)
  Preferred stock dividends paid             (3,878)            (7,072)
                                        --------------      -------------
     Net cash provided by (used in)
       financing activities                    (285)           120,728
                                        --------------      -------------

INCREASE IN CASH                                277                 14
CASH, BEGINNING OF PERIOD                        14                 -
                                        --------------      -------------
CASH, END OF PERIOD                       $     291           $     14
                                        ==============      =============





















 The accompanying notes are an integral part of these financial statements

                         SYN INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
------------------
     SYN Inc. (Synergy) is engaged in the retail sale of liquid propane gas primarily in the Southern, Midwest and Eastern regions of the United States. Most of Synergy's customers use propane for residential home heating and make periodic purchases with cash or on credit. Synergy was formed to acquire Synergy Group Incorporated (SGI).

Synergy Acquisition
-------------------
     On August 15, 1995, Synergy acquired the common stock of SGI, a retail distributor of propane with 152 locations, for approximately $151 million. In conjunction with the acquisition, Synergy sold 38 of the retail locations to Empire Energy Corporation (Empire Energy) for approximately $36 million cash and the assets of nine retail locations valued at $2 million. There was no gain or loss recognized on this sale.

     The total net purchase price paid by Synergy for the acquisition of SGI consisted of $105.6 million in cash (which was provided by proceeds from the issuance of $52.8 million of preferred stock and the issuance of $52.8 million of debt), $1.25 million in long-term debt and the assumption of certain liabilities. The acquisition was accounted for under the purchase method of accounting with all tangible assets and liabilities acquired recorded at fair value at date of acquisition and the cost in excess of such fair value of $32.5 million recorded as an intangible asset.

     The purchase price is subject to adjustment based on the amount of working capital acquired by Synergy. Synergy has made a claim against the former owners of SGI (the Former Stockholders) for a working capital adjustment and has recorded a receivable of $26.7 million, which reflects the reduction in purchase price of the assets based on the amount of working capital acquired. The purchase price is also subject to adjustment based on the value of customer tanks which cannot be located within a specified period of time. Synergy has made a claim against the Former Stockholders for the value of unlocated tanks and has recorded a receivable for $11.3 million related to this claim. Subsequent to June 30, 1996 a settlement has been reached with the former owners of SGI (the Former Stockholders) for a reduction in the purchase price of $5 million as an adjustment of working capital.


NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Synergy Acquisition (Continued)
-------------------------------
     These amounts receivable in connection with the acquisition of SGI are management's best estimate of the amounts which will ultimately be due from the Former Stockholders. However, the parties continue to negotiate final settlement and the Former Stockholders have objected to a number of the claims made by Synergy. An adjustment of the consideration paid for SGI could also result in an adjustment in the amount of consideration received from Empire Energy.

Principles of Consolidation
---------------------------
     The consolidated financial statements include the accounts of Synergy and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates
----------------
     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Significant estimates related to self-insurance, litigation, collectibility of receivables and income tax assessments are discussed in Notes 6 and 7. Actual results could differ from those estimates.

Revenue Recognition Policy
--------------------------
     Revenue from propane sales and the related cost of product sold are recognized upon delivery of the product.

Inventories
-----------
     Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method for retail operations inventory and by the specific identification method for wholesale operations inventory. The inventories at June 30, 1996, were as follows (in thousands):



NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories (Continued)
-----------------------
     Gas and other petroleum products                         $  4,058
     Gas distribution parts, appliances and equipment            4,034
     Obsolescence reserve                                         (645)
                                                              ---------
                                                              $  7,447
                                                              =========

Property and Equipment
----------------------
     For financial reporting purposes, property and equipment are stated at acquisition cost. Repairs and maintenance costs which do not significantly extend the useful lives of the respective assets are charged to operations as incurred. Depreciation is computed using the straight-line method over the following estimated useful lives of the assets:

     Buildings                                                 40 years
     Storage and consumer service facilities                35-40 years
     Transportation, office and other equipment              5-10 years

Intangible Assets
-----------------
     The excess of cost over the fair value of the net acquired assets of SGI has been recorded as an intangible asset and is being amortized on a straight-line basis over 40 years. Costs related to arranging the debt financing for the acquisition of SGI have been capitalized and are being amortized on a straight-line basis over the two-year term of the debt. Intangible assets are reflected net of accumulated amortization of $737,000 in the June 30, 1996 consolidated balance sheet.

     It is Synergy's policy to review long-lived assets including intangible assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If such a review should indicate that the carrying amount of intangible assets is not recoverable, it is Synergy's policy to reduce the carrying amount of such assets to fair value.
NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes
------------
     Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred asset will not be realized.


NOTE 2:   RELATED-PARTY TRANSACTIONS

     Synergy entered into a Management Service Agreement with Empire Gas Corporation (subsequently All Star Gas referred to hereafter as Empire
Gas), a 30% common stockholder of Synergy, under which Empire Gas provides all management services to Synergy for payment of an annual overhead reimbursement of $3.25 million, and a management fee of $500,000 plus a performance-based payment for certain operating results. Amounts paid at June 30, 1996, and December 16, 1996, were $3.28 million and $1.73 million, respectively.

     During the period ended December 16, 1996, and the period ended June 30, 1996, Synergy purchased $20.5 and $42 million, respectively, of liquid propane gas from Empire Gas and accounts payable at June 30, 1996 includes $116,000 due to Empire Gas resulting from the purchase of inventory.

     The related party note payable represents borrowings by Synergy from Northwestern Public Service Company (the parent corporation of the controlling stockholder of Synergy NPS). This note is subordinate to Synergy's other long-term debt under its working capital facility (see Note
3), matures August 15, 2005, bears interest at 9.12% and is subject to a prepayment premium. On December 1, 1996, NPS purchased Empire Gas common stock of Synergy and Synergy terminated the Management Service Agreement with Empire Gas.

     During the period ended June 30, 1996, Synergy transferred real and personal property of three retail locations valued at $1,615,000 to Empire Gas in exchange for four Empire Gas retail locations valued at approximately $1,713,000, the value difference of $98,000 paid to Empire Gas in cash.

     Synergy paid $6,343,000 during the period ended June 30, 1996, to the controlling stockholder of Synergy and $1,103,000 to Empire Gas for reimbursement of costs incurred relating to the acquisition of SGI.

NOTE 2:   RELATED-PARTY TRANSACTIONS (Continued)

     During the period ended June 30, 1996, Synergy leased, under operating leases, transportation equipment to Propane Resources Transportation, Inc. in which Synergy owns a 15% common stock interest. Synergy received $274,000 in lease income during the period ended June 30, 1996, from these leases.


NOTE 3:   LONG-TERM DEBT

     Long-term debt at June 30, 1996, consists of the following (in thousands):

Working capital facility                             $  23,910
Note payable to Former Stockholders, 9 1/2% payable
  in three equal annual installments through
  August 15, 1998                                        1,250
Other, interest at 7.5% to 11.6%, due through 2001,
  collateralized by certain equipment and materials      1,552
                                                     ----------
                                                        26,712
Less - current maturities                                1,025
                                                     ----------
                                                     $  25,687
                                                     ==========

     On December 28, 1995, Synergy entered into a working capital facility agreement with the First National Bank of Boston providing for borrowings of up to $25 million, interest at either the Eurodollar rate plus 2% or the prime rate plus 3/4% (an average of 7.5% at June 30, 1996 and 8.6% at December 16, 1996), and maturing December 31, 1997. Synergy is required to comply with certain financial covenants including compliance with restrictions upon other indebtedness and dividend distributions.
Borrowings under the agreement are collateralized by all receivables, inventory, and property and equipment of Synergy.
NOTE 3:   LONG-TERM DEBT (Continued)

     Aggregate annual maturities of the long-term debt outstanding at June 30, 1996, are as follows (in thousands):

                     1997          $     1,025
                     1998               24,603
                     1999                  680
                     2000                  204
                     2001                  200
                                   -----------
                                   $    26,712
                                   ===========

NOTE 4:   OPERATING LEASES

     Synergy leases retail location sales offices under noncancelable operating leases expiring at various times through 2006. These leases generally contain renewal options and require Synergy to pay all executory costs (property taxes, maintenance and insurance).

     Future minimum lease payments (in thousands) at June 30, 1996, were:

                     1997          $      598
                     1998                 310
                     1999                 206
                     2000                  41
                     2001                  19
                     Thereafter            53
                                   ----------
                                   $    1,227
                                   ==========

     Lease expense during the five and one-half months ended December 16, 1996, and the period ended June 30, 1996, was approximately $320,000 and $600,000, respectively.



NOTE 5:   INCOME TAXES

     The provision for income taxes includes the following components (in thousands):

                                                              For the
                                                              Period
                                               For the         from
                                               Period        Inception
                                               July 1,      (August 15,
                                                1996            1995)
                                                 to              to
                                             December 16,     June 30,
                                                1996            1996
                                             -----------    ------------

     Taxes currently payable                 $     -        $     51
     Deferred income taxes                        298          3,624
                                             -----------    ------------
                                             $    298       $  3,675
                                             ===========    ============

     A reconciliation of income tax expense at the statutory rate to the actual income tax expense is as follows (in thousands):

                                                              For the
                                                              Period
                                               For the         from
                                               Period        Inception
                                               July 1,      (August 15,
                                                1996            1995)
                                                 to              to
                                             December 16,     June 30,
                                                1996            1996
                                             -----------    ------------

     Taxes computed at staturory rate(34%)   $    156       $  3,038
     Amortization of excess of cost over fair
       value of net assets acquired               126            157
     State income taxes, net of federal
       tax benefit                                 18            378
     Other                                         (2)           102
                                             -----------    ------------
     Actual tax provision                    $    298       $  3,675
                                             ===========    ============

NOTE 5:   INCOME TAXES (Continued)

     The tax effects of temporary differences which relate to deferred taxes reflected on the balance sheet at June 30, 1996, were as follows (in thousands):

          Current deferred tax assets:
            Allowance for doubtful accounts            $  2,302
            Self-insurance liabilities                    1,005
          Inventory costs and reserves
            capitalized for tax purposes                    420
                                                       ---------
             Net current deferred income tax asset     $  3,727
                                                       =========
          Long-term deferred tax assets:
            Net operating loss carryforward            $  7,596
            Alternative minimum tax carryover               910
            Deferred tax liability related
             to accelerated depreciation                 (3,657)
                                                       ---------

             Net long-term deferred income tax asset   $  4,849
                                                       =========

     At June 30, 1996, Synergy had approximately $20 million of net operating loss carryforwards for tax reporting purposes expiring in varying amounts from 2007 through 2010. These net operating loss carryforwards have been reflected in the financial statements as deferred income tax assets at June 30, 1996 and are subject to certain limitations on utilization under provisions of the Internal Revenue Code.


NOTE 6:   COMMITMENTS AND CONTINGENCIES

Self-Insurance
--------------
     Synergy obtains insurance coverage for catastrophic exposures related to comprehensive general liability, vehicle liability and workers' compensation, as well as those risks required to be insured by law or contract. Synergy self-insures the first $250,000 of coverage per incident and obtains excess coverage from carriers for these programs.

     Provisions for self-insured losses are recorded based upon Synergy's estimates of the aggregate self-insured liability for claims incurred. Synergy has provided letters of credit aggregating approximately $2.875 million in connection with these programs.
NOTE 6:   COMMITMENTS AND CONTINGENCIES (Continued)

Self-Insurance (Continued)
--------------------------
     Synergy self-insures for health benefits provided to its employees. Provisions for losses expected under this program are recorded based upon Synergy's estimate of the aggregate liability for claims incurred.

Contingencies
-------------
     Synergy and the acquired operations of SGI are presently involved in various federal and state tax audits and are also defendants in other business-related lawsuits which are not expected to have a material adverse effect on Synergy's financial position or results of operations.

     In conjunction with the acquisition of SGI, the Former Stockholders of SGI are contractually liable for all insurance claims and tax liabilities that relate to periods prior to the acquisition date. Funds have been placed in escrow accounts to provide for payment of these liabilities. In the event that the escrow amount is insufficient to settle these liabilities, Synergy could be obligated to fund any additional amounts due and would have to seek reimbursement from the Former Stockholders for such amounts. Synergy has recorded its best estimates of the ultimate liabilities expected to arise from these matters and has made claims against the Former Stockholders for reimbursement (see Note 1).


NOTE 7:   EMPLOYEE BENEFIT PLAN

     Synergy succeeded to the SGI-sponsored defined contribution retirement plan covering substantially all salaried employees. Employees who elect to participate may contribute a percentage of their salaries to the plan and Synergy at its discretion may match a portion of the employee contribution. Synergy may also make profit-sharing contributions to the plan at the discretion of its Board of Directors. Synergy made no profit-sharing contributions to the plan during the period July 1, 1996 to December 16, 1996, and the period from inception (August 15, 1995) to June 30, 1996.
NOTE 7:   EMPLOYEE BENEFIT PLAN (Continued)

     The plan is currently under audit by the U.S. Department of Labor
(DOL), which has alleged that the plan violated certain sections of the Employee Retirement Income Security Act of 1974. However, the DOL has advised that it is not contemplating current action regarding these violations. The DOL audit is continuing and the outcome cannot be determined at this time. In the event the Former Stockholders are unable to satisfy any liabilities resulting from the above examination, Synergy could be obligated to fund these liabilities and seek reimbursement from the Former Stockholders. Synergy has recorded its best estimates of the ultimate liabilities expected to arise from these matters and has made claims against the Former Stockholders for reimbursement (see Note 1).


NOTE 8:   ADDITIONAL CASH FLOW INFORMATION (In Thousands)

                                                              For the
                                                              Period
                                               For the         from
                                               Period        Inception
                                               July 1,      (August 15,
                                                1996            1995)
                                                 to              to
                                             December 16,     June 30,
                                                1996            1996
                                             -----------    ------------

     Assets acquired thourhg issuance of:
       Long-term debt                        $  1,468       $  2,250
       Preferred stock                             -           2,500

     Additional cash payment information:
       Interest paid                            3,339          5,535
       Income taxes paid                          190          2,284

NOTE 9:   SUBSEQUENT EVENT

     On December 17, 1996, substantially all of the assets and liabilities of Synergy were contributed to Cornerstone Propane, L.P., a Delaware limited partnership, a subsidiary of Cornerstone Propane Partners, L.P. Following this transaction, on December 17, 1996, Cornerstone Propane Partners, L.P. completed its initial public offering (see Note 1 to the consolidated financial statements of Cornerstone Propane Partners, L.P. for the period ended June 30, 1997, included in this form 10-K.)

Independent Accountants' Report


Board of Directors and Stockholders
Northwestern Growth Corporation
Huron, South Dakota


     We have audited the accompanying consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows of SYNERGY GROUP INCORPORATED for the year ended March 31, 1995, and the period ended August 14, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of SYNERGY GROUP INCORPORATED for the year ended March 31, 1995, and the period ended August 14, 1995, in conformity with generally accepted accounting principles.

     As discussed in Note 13, in 1995 the Company restated prior years' financial statements for changes in previously reported accrued liabilities.

BAIRD, KURTZ & DOBSON



Springfield, Missouri
October 9, 1996


                        SYNERGY GROUP INCORPORATED

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                   FOR THE YEAR ENDED MARCH 31, 1995 AND
              FOUR AND ONE-HALF MONTHS ENDED AUGUST 14, 1995
                              (In Thousands)

                                              For the
                                             Four and
                                             One-Half       For the
                                              Months          Year
                                              Ended          Ended
                                             August 14      March 31
                                               1995           1995
                                             ---------      ---------

OPERATING REVENUE                            $  32,179      $ 123,562

COST OF PRODUCT SOLD                            15,387         59,909
                                             ---------      ---------
GROSS PROFIT                                    16,792         63,653
                                             ---------      ---------
OPERATING COSTS AND EXPENSES
  Provisions for doubtful accounts                 926         3,786
  General and administrative                    20,681        57,058
  Depreciation and amortization                  1,845         5,100
                                             ---------      ---------
    Total Operating Expenses                    23,452        65,944
                                             ---------      ---------
    Operating loss                              (6,600)       (2,291)
                                             ---------      ---------
OTHER INCOME (EXPENSE)
  Interest expense                              (2,436)       (8,385)
  Related-party interest expense                  (787)       (2,701)
  Debt restructuring costs                          -           (350)
  Other income                                     101           226
                                             ---------      ---------
                                                (3,122)       (11,210)
                                             ---------      ---------
LOSS BEFORE INCOME TAXES                        (9,782)       (13,501)

PROVISION(CREDIT) FOR INCOME TAXES                  31            (84)
                                             ----------     ----------
NET LOSS                                     $  (9,813)     $ (13,417)
                                             ==========     ==========

See Notes to Consolidated Financial Statements

                         SYNERGY GROUP INCORPORATED

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                 YEAR ENDED MARCH 31, 1995 AND THE FOUR AND
                    ONE-HALF MONTHS ENDED AUGUST 14, 1995
                           (Dollars in Thousands)
                                                                    Stock
                   SeriesA SeriesB ClassA ClassB  Addtl   Retained  holder'
                     Prfrd  Prfrd  Common  Common Paid-in Earnings  Equity
                     Stock  Stock   Stock   Stock Capital(Deficit)(Deficit)
                    ------ ------  ------  ------ ------- -------- -------

BALANCE
 MARCH 31, 1994,    $   -  $  -    $    1  $   40 $   -  $(55,465) $(55,424)
Long-term debt
 converted to
 preferred stock     25,000 16,700      -      -      -       -      41,700
Stockholder wages,
 related-party rent
 and accrued interest
 converted to additional
 paid-in capital net of
 unamortized debt costs  -      -       -      -   11,378     -      11,378

NET LOSS                -       -       -      -       -  (13,417)  (13,417)
                    ------ ------  ------  ------ ------- --------  -------
BALANCE,
 MARCH 31, 1995     25,000  16,700      1     40   11,378 (68,882)  (15,763)

NET LOSS                -       -       -       -       -  (9,813)  (9,813)
                    ------ ------  ------  ------ ------- --------  -------
BALANCE,
 AUGUST 14, 1995    $25,000$16,700 $    1 $   40  $11,378$(78,695)$(25,576)
                    ====== ======= ======  ====== ======= ========  =======












See Notes to Consolidated Financial Statements

                        SYNERGY GROUP INCORPORATED

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                YEAR ENDED MARCH 31, 1995 AND THE FOUR AND
                   ONE-HALF MONTHS ENDED AUGUST 14, 1995
                              (In Thousands)
                                              For the
                                             Four and
                                             One-Half       For the
                                              Months          Year
                                              Ended          Ended
                                             August 14,     March 31,
                                               1995           1995
                                             ---------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                   $  (9,813)     $ (13,417)
   Items not requiring (providing) cash:
    Depreciation                                 1,770          5,014
    Amortization                                    75             86
    Gain on sale of assets                         (61)          (237)
    Deferred income taxes                           -            (125)
  Changes in:
   Trade receivables                             5,139          2,486
   Inventories                                   1,251           (814)
   Accounts payable and accured expenses         3,591          2,481
   Prepaid expenses and other                      764           (902)
                                             ---------      ----------
    Net cash provided by (used in)
     operating activities                        2,716         (5,068)
                                             ---------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of assets                     104            404
  Purchase of property and equipment              (596)        (3,737)
  Change in restricted cash deposits              (615)         3,181
                                             ---------      ----------
    Net cash used in investing activities       (1,107)          (152)
                                             ---------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on long-term debt                      (108)          (260)
  Increase(decrease) in credit facilities       (1,000)         3,100
                                             ---------      ----------
    Net cash provided by (used in)
     financing activities                       (1,108)         2,840
                                             ---------      ----------
INCREASE(DECREASE) IN CASH                         501         (2,380)

CASH, BEGINNING OF PERIOD                        1,246          3,626
                                             ---------      ----------
CASH, END OF PERIOD                          $   1,747      $   1,246
                                             =========      ==========

See Notes to Consolidated Financial Statements

                        SYNERGY GROUP INCORPORATED

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE YEAR ENDED MARCH 31, 1995,
        AND FOR THE FOUR AND ONE-HALF MONTHS ENDED AUGUST 14, 1995

NOTE 1:   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
          ACCOUNTING POLICIES

Nature of Operations
--------------------
     Synergy Group Incorporated (the Company) is engaged primarily in the retail sale of liquid propane gas through its branch offices located in the Northeast, Mid-Atlantic, Southeast and South-central regions of the United States. Most of the Company's customers use propane for residential home heating and make periodic purchases with cash or on credit.

Use Of Estimates
----------------
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation
---------------------------
     The consolidated financial statements include the accounts of Synergy Group Incorporated and its subsidiaries. All significant intercompany balances have been eliminated in consolidation.

Revenue Recognition Policy
--------------------------
     Sales and related cost of product sold are recognized upon delivery of the product or service.

Inventories
-----------
     Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method for propane and the first-in, first-out (FIFO) method for all others.
NOTE 1:   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
          ACCOUNTING POLICIES (Continued)

Property and Equipment
----------------------
     Depreciation is provided on all property and equipment primarily by the straight-line method over the estimated useful lives of 3 to 30 years.

Income Taxes
------------
     Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

Amortization
------------
     The excess of current fair value over cost of net assets acquired is being amortized on the straight-line basis over 40 years.

Cash Equivalents
----------------
     The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.


NOTE 2:   SALE OF THE COMPANY

     On August 15, 1995, the Company was acquired by SYN Inc. which is majority owned by Northwestern Growth Corporation, a wholly owned subsidiary of Northwestern Public Service Company. The acquisition cost was approximately $151 million and included the redemption of the Senior Secured Notes at par value and the repayment of the Company's existing revolving credit facility. As a result of the above sale the financial statements reflect operations for the four and one-half month period ended August 14, 1995.

NOTE 3:   DEBT RESTRUCTURING

     On September 2, 1993, the Company and a committee of holders of the Company's 11 5/8% Senior Subordinated Notes due 1997 (the 11 5/8% Notes) announced that they had reached agreement on the major issues to restructure the Company's outstanding debt and on August 23, 1994, the Company completed the restructuring. The agreement contemplated that certain related parties to the Company exchange $41,700,000 in debt for Series A Preferred Stock and Series B Preferred Stock (the Recapitalization). This amount included $16,700,000 in 90-day unsecured promissory notes and $25,000,000 of 11 5/8% Notes (see Note 4). The remaining 11 5/8% Notes plus accrued interest through September 14, 1993, were proposed to be exchanged (the Exchange Offer) for new Increasing Rate Senior Secured Notes due 2000 (the Senior Secured Notes).

     Debt restructuring costs, principally legal fees and banking fees, incurred in connection with the restructuring, amounting to $350,000 for the year ended March 31, 1995, have been expensed.


NOTE 4:   NOTES PAYABLE

     Long-term debt consists of the following:

                                        August 14,     March 31,
                                          1995           1995
                                        ---------      ---------
                                             (In Thousands)

11 5/8% Senior subordinated
 notes due 1997 (A)                     $  1,700       $  1,700
Increasing rate senior secured
 notes due 2000 (A)                       65,054         65,054
Revolving credit facility (B)             22,100         23,100
Purchase contract obligations (C)            687            795
                                        ---------      ---------
                                          89,541         90,649
     Less current maturities              89,104         90,087
                                        ---------      ---------
                                        $    437       $    562
                                        =========      =========


NOTE 4:   NOTES PAYABLE (Continued)

(A) On April 2, 1987, the Company sold $85,000,000 of 11 5/8% Notes in a public offering. On March 15, 1993, September 15, 1993, and March 15, 1994, the Company failed to make the required $4,941,000 interest payments due on each of such dates on the 11 5/8% Notes. Under the terms of the Indenture to the 11 5/8% Notes, the failure to pay such interest constituted an Event of Default.

     On August 23, 1994, the Company completed the Exchange Offer and Recapitalization (see Note 3). The 11 5/8% Notes not tendered in the Exchange Offer, amounting to $1,700,000, remain outstanding at August 14, 1995.

     The Indenture governing the new Senior Secured Notes contains provisions, among others, that require the Company to maintain certain financial ratios and limit additional debt, asset dispositions and management salaries. As of March 31, 1995, the Company was not in compliance with certain financial covenants. Such noncompliance constitutes an Event of Default.

(B) In August 1989, the Company entered into a revolving credit agreement with a bank under which the maximum credit line available is $20,000,000. On September 14, 1990, the bank was repaid by a related party to the Company and the credit agreement was assigned by the bank to the related party. The credit agreement contains certain restrictive covenants. Borrowings under the credit facility are secured by cash, accounts receivable and inventory. Interest based on the prime rate plus 1 1/2% is payable quarterly. The amount outstanding under the facility was not repaid by the Company on the maturity date of April 1, 1993. The failure to repay the facility constituted an Event of Default. In November 1993 the maximum credit line available under the facility was increased to $25,000,000 with advances in excess of $20,000,000 at the discretion of the related party. The maturity date of the revolving credit agreement was extended to September 30, 1996.

(C) Purchase contract obligations arise from the purchase of operating businesses or other assets and are collateralized by the respective assets acquired. At August 14, 1995, these obligations carried interest rates from 8% to 14.5% and are due periodically through 1999.

NOTE 5:   OPERATING LEASES

     The Company leases certain property and equipment under lease agreements expiring through 2011. At August 14, 1995, future minimum lease payments under noncancellable operating leases are as follows:

                         1996           $    907
                         1997                971
                         1998                402
                         1999                238
                         2000                191
                                        ---------
                                        $  2,709
                                        =========

     Rent charged to operations including rental expense to related parties (see Note 6) for the year ended March 31, 1995, and the period ended August 14, 1995, aggregated $2,687,000 and $929,000, respectively.


NOTE 6:   RELATED PARTY TRANSACTIONS

     On March 31, 1995, the stockholders of the Company determined that they would forego the payment of an aggregate of $4,766,000 of accrued and unpaid wages due to the stockholders from the Company as of March 31, 1995. The foregone wages have been recorded as a contribution to additional paid-in capital.

     The Company leases certain property and equipment from related parties under operating lease agreements. Rental expense for the year ended March 31, 1995, and the period ended August 14, 1995, was $1,491,000 and $318,000, respectively. On March 31, 1995, the related parties determined that they would forego the payment of accrued and unpaid vehicle and equipment rentals due from the Company as of March 31, 1995, amounting to $1,328,000. The foregone rent has been recorded as a contribution to additional paid-in capital.

     For the year ended March 31, 1995, and the period ended August 14, 1995, interest expense related to the Company's revolving credit facility from a related party (see Note 4) amounted to $2,701,000 and $787,000, respectively.

NOTE 7:   INCOME TAXES

     The provision for income taxes includes these components (in thousands):

                                        August 14,     March 31,
                                           1995           1995
                                        ---------      ---------
                                             (In Thousands)

Taxes currently payable                 $     31       $      41

Deferred income taxes                          -            (125)
                                        ---------      ---------
                                        $     31       $     (84)
                                        =========      ==========


     A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

                                        August 14,     March 31,
                                           1995           1995
                                        ---------      ---------
                                             (In Thousands)

Computed at the statutory rate (34%)    $ (3,326)      $ (2,518)
Increase (decrease) resulting from:
  Amortization of excess cost over fair
   value of net assets acquired                9             27
  Interest expense transferred to
   paid-in capital                             -          1,916
  State income taxes-net of federal
   tax benefit                                31              -
  Change in deferred tax asset
   valuation allowance                     3,310            576
  Other                                        7            (85)
                                        ---------      ---------

Actual tax provision                    $     31       $    (84)
                                        =========      =========

     The Company estimates that as of August 14, 1995, it has available net operating loss carryforwards of approximately $94.6 million to offset future taxable income.

NOTE 8:   EMPLOYEE BENEFIT PLAN

     The Company sponsors a defined contribution retirement plan covering substantially all salaried employees. Employees who elect to participate may contribute a percentage of their salaries to the plan, and the Company at its discretion may match a portion of the employee contribution. The Company may also make profit-sharing contributions to the plan at the discretion of its Board of Directors. Contribution expense amounted to $60,000 for the year ended March 31, 1995, and $37,000 for the period ended August 14, 1995.

     The plan is currently under audit by the U.S. Department of Labor
(DOL), which has notified the Company that the prior Plan Trustees engaged in prohibited transactions. The DOL audit is continuing and the outcome cannot be determined at this time. In addition, the Internal Revenue Service has been notified of prohibited transactions. The Company believes that it may be subject to excise taxes, penalties and interest in connection with these prohibited transactions and has recorded its best estimates of the potential liabilities expected to arise from these matters (see Note 13).


NOTE 9:   SELF-INSURANCE AND LITIGATION CONTINGENCIES

     Under the Company's insurance program, coverage for comprehensive general liability, workers' compensation and vehicle liability was obtained for catastrophic exposures as well as those risks required to be insured by law or contract. The Company retains a significant portion of certain expected losses related primarily to comprehensive general liability.
Under this insurance program, the Company self-insures the first $250,000 of coverage (per incident). The Company obtained excess coverage from carriers for this program. The Company self-insures health benefits provided to employees of the Company and its subsidiaries.

     Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregate liability for claims incurred. The Company provides letters of credit aggregating $2,875,000 in connection with these programs which are collateralized with restricted cash deposits.
NOTE 9:   SELF-INSURANCE AND LITIGATION CONTINGENCIES (Continued)

     At August 14, 1995, the self-insured liability accrued in the balance sheet totaled $4,160,000, which includes $500,000 of incurred but not reported claims. The Company and its subsidiaries are presently defendants in various lawsuits related to the self-insurance program and other business-related lawsuits which are not expected to have a material adverse effect on the Company's results of operations.


NOTE 10:  ADDITIONAL CASH FLOW INFORMATION

                                        August 14,     March 31,
                                           1995           1995
                                        ---------      ---------
                                             (In Thousands)

Additional Cash Payment Information
-----------------------------------
  Interest paid                         $  1,146       $ 11,877
  Income taxes paid                           15             41

Noncash Investing and Financing Activities
------------------------------------------
  Purchase contract obligation incurred        -            129
  Long-term debt converted to
   preferred stock                             -         41,700
  Accrued interest coverted to
   additional paid-in capital net of
   unamortized debt costs                      -          5,284
  Accrued interest converted to
   long-term debt                              -          7,054
  Accrued wages converted to additional
   paid-in capital                             -          4,766
  Accrued rent converted to additional
   paid-in capital                             -          1,328

NOTE 11:  FUTURE ACCOUNTING PRONOUNCEMENTS

Impact Of SFAS No. 121
----------------------
     In 1995 the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for the Impairment of Long-Lived Assets to be Disposed of." The Company must adopt this standard effective April 1, 1996. The Company does not expect that the adoption of this standard will have a material impact on its financial position or results of operations.


NOTE 12:  SIGNIFICANT ESTIMATES AND CONCENTRATIONS

     Generally accepted accounting principles require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Those matters include the following:

Dependence on Principal Suppliers
---------------------------------
     Three suppliers, Chevron, Texaco and Powder Horn Petroleum, account for approximately 55% of the Company's volume of propane purchases. Although the Company believes that alternative sources of propane are readily available, in the event that the Company is unable to obtain alternate sources of supply at competitive prices and on a timely basis, such inability would have a material, adverse effect on the Company.

Estimates
---------
     Significant estimates related to tax liabilities, self-insurance and litigation are discussed in Notes 8 and 9. Actual losses related to these items could vary materially from amounts reflected in the financial statements.

NOTE 13:  RESTATEMENT OF PRIOR YEARS' FINANCIAL STATEMENTS

     Fiscal year 1995 has been restated to reflect excise taxes, penalties and interest related to prohibited transactions involving the employee benefit plan. This correction decreased previously reported March 31, 1995, net income by $794,000.

     Fiscal year 1995 has also been restated to reflect the conversion of foregone wages and rents to additional paid-in capital in the amounts of $4,766,000 and $1,328,000, respectively, resulting in a further reduction in March 31, 1995 net income of $6,094,000.