Form 10-Q
period 1997-09-30
CORNERSTONE PROPANE PARTNERS LP
filed 1997-11-14
CIK 1024338

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1997

                                    OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                       Commission File Number 1-2499

                    CORNERSTONE PROPANE PARTNERS, L.P.
          (Exact name of registrant as specified in its charter)

       Delaware                          77-0439862
(State or other jurisdiction of    (I.R.S. Employer Identification
incorporation or organization)     Number)

432 Westridge Drive\Watsonville, California         95076
(Address of principal executive officers          (Zip Code)

    Registrant's telephone number, including area code:  (408) 724-1921

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

Indicate the number of shares outstanding of each of the issuer's classes
of common stock, as of November 10, 1997:       10,761,157 - Common Units



                    CORNERSTONE PROPANE PARTNERS, L.P.

                             TABLE OF CONTENTS

                                   PAGES

                      Part I.  Financial Information

Item 1. Financial Statements

     Cornerstone Propane Partners, L.P.

     Consolidated Balance Sheets as of June 30, 1997
      and September 30, 1997

     Consolidated Statement of Operations for the Three Months Ended September 30, 1997

     Consolidated Statement of Cash Flows for the
      Three Months Ended September 30, 1997

     Consolidated Statement of Partners' Capital for the Three Months Ended September 30, 1997

     Notes to Consolidated Financial Statements

     Cornerstone Propane Partners, L.P. (Pro Forma)

     Consolidated Statement of Operations for the Three Months Ended September 30, 1996

     Notes to Pro Forma Consolidated Financial Information

     SYN, Inc. (Predecessor)

     Consolidated Statement of Operations for the Three Months Ended September 30, 1996

     Consolidated Statement of Stockholders' Equity for the Three Months Ended September 30, 1996

     Consolidated Statement of Cash Flows for Three Months
      Ended September 30, 1996

     Notes to Consolidated Financial Statements

                    CORNERSTONE PROPANE PARTNERS, L.P.

                       TABLE OF CONTENTS (Continued)

                                   PAGES
                      Part I.  Financial Information

     Empire Energy Corporation (Predecessor)

     Consolidated Statements of Operations for the One Month
      Ended July 31, 1996 and the Two Months Ended
      September 30, 1996

     Consolidated Statements of Stockholders' Equity for the
      One Month Ended July 31, 1996 and the Two Months
      Ended September 30, 1996

     Consolidated Statements of Cash Flows for the One Month
      Ended July 31, 1996, and the Two Months Ended
      September 30, 1996

     Notes to Consolidated Financial Statements

     CGI Holdings, Inc. (Predecessor)

     Consolidated Statement of Operations for the Three
      Months Ended October 31, 1996

     Consolidated Statement of Stockholders' Equity for the
      Three Months Ended October 31, 1996

     Consolidated Statement of Cash Flows for the Three
      Months Ended October 31, 1996

     Notes to Consolidated Financial Statements

Item 2.
Management's Discussion and Analysis of Financial Condition and
      Results of Operations of Cornerstone Propane Partners, L.P.
      for the Three Months Ended September 30, 1997 (Actual) and the Three Months Ended September 30, 1996 (Pro Forma)

                        Part II.  Other Information

Item 6                       Exhibits and Reports on Form 8-K

      Signature



             CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

                        CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except unit data)
                                (Unaudited)



                                  ASSETS

                                   September 30,     June 30,
                                        1997           1997
                                   ------------   -------------
Current assets:
  Cash and cash equivalents        $      8,593   $      8,406
  Trade receivables, net                 46,391         41,924
  Inventories                            15,908         15,538
  Prepaid expenses and other
   current assets                         4,225          4,393
                                   ------------   -------------
     Total current assets                75,117         70,261

Property, plant and equipment, net      250,300        247,943
Goodwill and other intangible
   assets, net                          220,963        221,748
Other assets                              2,404          1,041
                                   ------------   -------------
          Total assets             $    548,784   $    540,993
                                   ============   =============

                     LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Current portion of long-term
   debt                            $      5,010   $      5,736
  Trade accounts payable                 42,351         42,334
  Accrued expenses                       16,827         12,672
                                   ------------   -------------
     Total current liabilities           64,188         60,742

Long-term debt                          251,155        231,532
Due to related party                        740            740
Other noncurrent liabilities              5,895          4,050
                                   ------------   -------------
          Total liabilities             321,978        297,064
                                   ------------   -------------

Commitments and contingencies

Partners' capital:
  Common unitholders (10,512,805
   units issued and outstanding)        136,542        146,851
  Subordinated unitholders
   (6,597,619 units issued and
   outstanding)                          85,636         92,106
  General partners                        4,628          4,972
                                   ------------   -------------
          Total partners' capital       226,806        243,929
                                   ------------   -------------
          Total liabilities and
           partners' capital       $    548,784   $    540,993
                                   ============   =============

 The accompanying notes are an integral part of these consolidated balance sheets.


             CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

                   CONSOLIDATED STATEMENT OF OPERATIONS
               (Dollars in thousands, except per unit data)
                                (Unaudited)



                                                 Three Months
                                                    Ended
                                              September 30, 1997
                                              ------------------
Revenues                                           $ 152,157

Cost of sales                                        127,855
                                                   ----------
  Gross profit                                        24,302

Expenses:
  Operating, general and administrative               22,602
  Depreciation and amortization                        4,592
                                                   ----------
                                                      27,194
                                                   ----------

  Operating loss                                     (2,892)
   Interest expense                                  (4,782)
                                                   ----------
  Income before provision for income taxes           (7,674)
   Provision for income taxes                            20
                                                   ----------
  Net loss                                         $ (7,694)
                                                   ==========
  General partner's interest in net loss           $   (155)
                                                   ==========
  Limited partners' interest in net loss           $ (7,539)
                                                   ==========
  Net loss per unit                                $   (.46)
                                                   ==========
Weighted average number of units outstanding          16,712
                                                   ==========


The accompanying notes are an integral part of this consolidated financial statement.



             CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

                   CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Dollars in thousands)
                                (Unaudited)
                                                         Three Months
                                                            Ended
                                                       September 30, 1997
                                                       ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             $    (7,694)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization                           4,592
     Changes in assets and liabilities,
      net of effect of acquisitions:
       Trade receivables                                    (4,467)
       Inventories                                            (370)
       Prepaid expenses and other current assets               268
       Trade accounts payable and accrued liabilities        3,658
                                                       -------------
               Net cash used in operating activities        (4,013)
                                                       -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property, plant and equipment            (4,522)
  Acquisitions, net of cash received                        (1,472)
                                                       -------------
               Net cash used in investing activities        (5,994)
                                                       -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on Working Capital Facility                    19,600
  Additional borrowings on purchase obligations                553
  Payments on purchase obligations                            (530)
  Partnership distributions                                 (9,429)
                                                       -------------
               Net cash provided by financing activities    10,194
                                                       -------------
INCREASE IN CASH AND CASH EQUIVALENTS                          187

CASH AND CASH EQUIVALENTS, Beginning of Period               8,406
                                                       -------------
CASH AND CASH EQUIVALENTS, End Of Period               $     8,593
                                                       =============
CASH PAID DURING THE PERIOD FOR:
  Interest                                             $       944
                                                       =============
The accompanying notes are an integral part of this consolidated financial statement.



             CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

                CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                 (Dollars in thousands, except unit data)
                                (Unaudited)



            Number of Units                                      Total
          ---------------------                        General  Partners'
          Common    Subordinated Common  Subordinated  Partner   Capital
          --------- ------------ -------- -----------  ------- ---------
Balance,
 June 30,
   1997  10,512,805   6,597,619  $146,851   $92,106    $4,972   $243,929

Quarterly
 Distribution   -            -     (5,677)   (3,563)     (189)    (9,429)

Net loss        -            -     (4,632)   (2,907)     (155)    (7,694)
          --------- ------------ -------- -----------  ------- ---------
Balance,
 September 30,
 1997    10,512,805   6,597,619  $136,542   $85,636    $4,628   $226,806
         ========== ============ ========= ==========  ======= =========




The accompanying notes are an integral part of this consolidated financial statement.



             CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 1997
                 (Dollars in thousands, except unit data)
                                (Unaudited)


1.   BASIS OF PRESENTATION
------------------------
  The consolidated financial statements include the accounts of Cornerstone Propane Partners, L.P. ("Cornerstone Partners") and its subsidiary, Cornerstone Propane L.P. (the "Operating Partnership") and the Operating Partnership's corporate subsidiary, Cornerstone Sales and Service
Corporation ("Sales and Service"), after elimination of all material intercompany balances and transactions. Cornerstone Partners, the Operating Partnership and Sales and Service are collectively referred to as the "Partnership."

   The accompanying interim consolidated financial statements of the Partnership are unaudited, however, in the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been reflected in the interim periods presented. Such adjustments consisted only of normal recurring items. The Partnership's business is seasonal and accordingly, interim results are not indicative of results for a full year. The significant accounting policies and certain financial information which are normally included in the financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been condensed or omitted. The accompanying consolidated financial statements of the Partnership should be read in conjunction with the consolidated financial statements and related notes included in the Partnership's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

2.   DISTRIBUTIONS OF AVAILABLE CASH
----------------------------------
  The Partnership will make distributions to its partners with respect to each fiscal quarter of the Partnership within 45 days after the end of each fiscal quarter in an aggregate amount equal to its available cash, as defined, for such quarter (the Minimum Quarterly Distribution).

  The Partnership will distribute 100% of its Available Cash (98% to all Unitholders and 2% to the General Partners) until the Minimum Quarterly Distribution ($.54 per unit) for such quarter has been made. During the Subordination Period, to the extent there is sufficient Available Cash, the holders of Common Units have the right to receive the Minimum Quarterly Distribution, plus any arrearages, prior to the distribution of Available Cash to holders of Subordinated Units. The Minimum Quarterly Distribution for the period from April 1, 1997 to June 30, 1997, of $.54 per Common and Subordinated Unit totaling $9,429 was paid on August 15, 1997.

  On October 23, 1997, the Minimum Quarterly Distribution in the amount of $9,429 for the period July 1, 1997 to September 30, 1997, of $.54 per Common and Subordinated Unit was declared. This distribution is to be paid prior to November 14, 1997.

3.   ACQUISITIONS
---------------
  The Partnership consummated one acquisition during the quarter ended September 30, 1997, for the total consideration of approximately $1.7 million which was paid primarily through the issuance of debt. No additional common units were issued in the transaction. The acquisition has been accounted for using the purchase method of accounting and had no significant effect on operating results for the period ended September 30, 1997.

4.   NET LOSS PER UNIT
--------------------
  Net  loss per unit is computed by dividing net loss, after deducting  the
General   Partners'  2%  interest,  by  the  weighted  average  number   of
outstanding common and subordinated units.

5.   RECENTLY ISSUED ACCOUNTING STANDARDS
-----------------------------------------
  Financial  Accounting Standards Board Statement No.  128,  "Earnings  per
Share" ("Statement No. 128"), issued in February 1997 and effective for fiscal years ending after December 15, 1997, establishes and simplifies standards for computing and presenting earnings per share. Implementation of Statement No. 128 will not have a material impact on the Partnership's computation or presentation of earnings per unit, as the Partnership's common unit equivalents have had no material effect on earnings per unit amounts.

  Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income," issued in June 1997 and effective for fiscal years beginning after December 15, 1997, established standards for reporting and display of the total of net income and all other nonowner changes in partners' capital, or comprehensive income, either below net income (loss) in the statement of operations, in a separate statement of comprehensive income (loss) or within the statement of partners' capital. The Partnership has had no significant items of other comprehensive income.

             CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 1997
                 (Dollars in thousands, except unit data)
                                (Unaudited)


6.   SUBSEQUENT EVENT
-------------------
   Effective October 31, 1997, the Partnership registered 3,000,000 additional units which are available to be used for future acquisitions. On November 1, 1997, the Partnership consummated the acquisition of substantially all of the assets of Graves Butane Company of Arizona, Inc. The total consideration for this acquisition was approximately $9.0 million of which $6.2 million was in the form of Common Units.



             CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY
                                 PRO FORMA
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                      THREE MONTHS ENDED SEPTEMBER 30
              (Dollars in thousands, except per Unit data)
                                (Unaudited)



                                               1996          1997
                                           (Pro Forma)     (Actual)
                                            -----------    ---------
Revenues                                     $141,756       $152,157
Cost of sales                                 117,519        127,855
                                            -----------    ---------
Gross profit                                   24,237         24,302
                                            -----------    ---------
Expenses:
  Operating, general and administrative        20,858         22,602
  Depreciation and amortization                 3,738          4,592
                                            -----------    ---------
                                               24,596         27,194

  Operating loss                                 (359)        (2,892)
     Interest expense                           4,467          4,782
  Loss before provision for income taxe        (4,826)        (7,674)
     Provision for income taxes                    25             20
                                            -----------    ---------
  Net loss                                   $ (4,851)      $ (7,694)
                                            ===========    =========
  General partners' interest in net loss     $    (97)      $   (155)
                                            ===========    =========
  Limited partners' interest in net loss     $ (4,754)      $ (7,539)
                                            ===========    =========
  Net loss per unit                          $   (.29)      $   (.46)
                                            ===========    =========
Weighted average number of units outstanding   16,419         16,712
                                            ===========    =========

The accompanying notes are an integral part of these consolidated financial statements.



             CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

                      NOTES TO PRO FORMA CONSOLIDATED
                           FINANCIAL STATEMENTS
                            SEPTEMBER 30, 1996
                          (Dollars in thousands)
                                (Unaudited)



1.   Basis of Presentation
-----------------------
  The unaudited pro forma consolidated statement of operations for the three months ended September 30, 1996, was derived from the historical statements of operations of Empire Energy Corporation (Empire Energy) for the periods July 1 through September 30, 1996; of SYN Inc. (Synergy) for the period July 1 through September 30, 1996, and of CGI Holdings, Inc. (Coast) for the period August 1 through October 31, 1996. Empire Energy, Synergy and Coast are collectively referred to as the "Predecessor Companies." The pro forma consolidated statement of operations was prepared to reflect the effects of the Initial Public Offering (IPO) as if it had been completed in its entirety as of July 1, 1996. However, this statement does not purport to present the results of operations of the Partnership had the IPO actually been completed as of July 1, 1996. In addition, the pro forma consolidated statement of operations is not necessarily indicative of the results of future operations of the Partnership and should therefore be read in conjunction with the historical consolidated financial statements of the Predecessor Companies and the Partnership appearing elsewhere in this Quarterly Report on Form 10-Q.

2.   Pro Forma Adjustments
-----------------------
  Significant pro forma adjustments for the three-month period ended September 30, 1996, reflected in the pro forma consolidated statements of operations include the following:

  Adjustments to reflect the full period effect of operating expense savings resulting from the consolidation of certain operations that occurred subsequent to July 1, 1996, as well as the elimination of certain operating, general and administrative expenses associated with the operation of the Partnership.

  General and administrative adjustments of $433 relating to corporate overhead consolidation, the consolidation of certain retail locations and, the elimination of bank and consulting fees.

  An adjustment of $78 to reflect the additional depreciation and amortization expense due to the increase in property and intangibles that result from applying the purchase method of accounting to the Empire Energy and Coast acquisitions.

  An adjustment to reduce interest expense by $273 to reflect interest expense applicable to the Partnership. These adjustments include interest expense for the $220,000 senior notes at a rate of 7.53% per annum, expense attributable to the working capital facility based on an average outstanding principal balance of $2,000 at 6.5% per annum, expense attributable to debt assumed based on an average outstanding principal balance of $9,500 at 8.5% per annum and debt expense amortization based on $5,050 estimated debt issuance costs.

  Adjustments to reflect the elimination of income tax related accounts because income taxes will not be borne by the Partnership, except for income taxes applicable to operations to be conducted by the Partnership's wholly-owned corporate subsidiary.



                         SYN INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF OPERATIONS
                              (In Thousands)
                                (Unaudited)


                                                         For the
                                                          Three
                                                          Months
                                                          Ended
                                                    September 30, 1996
                                                    ------------------
REVENUE                                                $    17,883

COST OF SALES                                                8,940
                                                    ------------------
GROSS PROFIT                                                 8,943
                                                    ------------------
OPERATING EXPENSES:
     Salaries and commissions                                3,865
     General and administrative                              3,083
     Depreciation and amortization                           1,000
     Related-party corporate administration and
      management fees                                          965
                                                    ------------------
          Total operating expenses                           8,913
                                                    ------------------
          Operating income                                      30

INTEREST EXPENSE, including $1,204 to related party          1,665
                                                    ------------------
LOSS BEFORE INCOME TAXES                                    (1,635)

INCOME TAX BENEFIT                                            (550)
                                                    ------------------
NET LOSS                                                    (1,085)

DIVIDENDS ON CUMULATIVE PREFERRED STOCK                     (2,073)
                                                    ------------------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS             $    (3,158)
                                                    ==================


The accompanying notes are an integral part of this consolidated financial statement.



                         SYN INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                              (In Thousands)
                                (Unaudited)

                           Common Stock
                          ---------------
                                         Paid-in Accumulated  Stockholders
          Shares  Amount  Shares Amount  Capital    Deficit      Equity
          ------  ------  ------ ------  ------- -----------  ------------

Balance,
 July 1,
  1996    55,312 $55,312 100,000 $    1  $   99   $  (1,999)  $   53,413

 Dividends on
  preferred
      stock   -       -       -       -      -       (2,073)      (2,073)

 Net loss     -       -       -       -      -       (1,085)      (1,085)
          ------- ------ ------- ------  ------- -----------  ------------
Balance,
 September 30,
  1996    55,312 $55,312 100,000 $    1  $   99    $  (5,157) $   50,255
         ======= ======= ======= ======  ======= ===========  ============

The accompanying notes are an integral part of this consolidated financial statement.






                         SYN INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF CASH FLOWS
                              (In Thousands)
                                (Unaudited)



                                                    Three Months
                                                       Ended
                                                 September 30, 1996
                                                  -----------------
OPERATING ACTIVITIES:
  Net loss                                        $    (1,085)
  Items not requiring (providing) cash:
   Depreciation and amortization                        1,000
   Deferred income taxes                                 (550)
  Changes in operating items:
   Trade receivables                                    1,270
   Inventories                                         (1,253)
   Prepaid expenses and other                            (311)
   Accounts payable                                     4,665
   Accrued expenses                                       206
                                                  -----------------
     Net cash provided by operating activities          3,942

INVESTING ACTIVITIES:
  Purchases of property and equipment                  (1,571)
  Proceeds from sale of assets                            973
                                                  -----------------
     Net cash used in investing activities               (598)
                                                  -----------------

FINANCING ACTIVITIES:
  Increase in credit facility                              90
  Borrowings from related party                            90
  Payment on long-term debt                               (21)
  Preferred stock dividends paid                       (2,073)
                                                  -----------------
     Net cash used in financing activities             (1,914)
                                                  -----------------

INCREASE IN CASH                                        1,430

CASH, BEGINNING OF PERIOD                                  14
                                                  -----------------
CASH, END OF PERIOD                               $     1,444
                                                  =================
CASH PAID DURING THE PERIOD FOR:
  Interest                                        $     1,665
                                                  =================
  Income taxes                                    $       119
                                                  =================

The accompanying notes are an integral part of this consolidated financial statement.



                         SYN INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER 30, 1996
                              (In thousands)
                                (Unaudited)



1.   Basis of Presentation
------------------------
  The consolidated financial statements include the accounts of SYN Inc. and its subsidiaries ("Synergy") after elimination of all material intercompany balances and transactions.

  The  accompanying  interim consolidated financial statements  of  Synergy are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been reflected in the interim periods presented. Such adjustments consisted only of normal recurring items. Synergy's business is seasonal and accordingly, interim results are not indicative of results for a full year. The significant accounting policies and certain financial information which are normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been condensed or omitted. The accompanying consolidated financial statements of Synergy should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report of Cornerstone Propane Partners L.P. on Form 10-K for the fiscal year ended June 30, 1997.


                         EMPIRE ENERGY CORPORATION

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                              (In thousands)
                                (Unaudited)



                                             One Month      Two Months
                                               Ended           Ended
                                              July 31,      September 30,
                                                1996            1996
                                             -----------    --------------
                                                            (New Basis)

OPERATING REVENUE                             $    2,596     $   12,439
COST OF SALES                                      1,439          6,471
                                             -----------    --------------
GROSS PROFIT                                       1,157          5,968
                                             -----------    --------------
OPERATING COSTS AND EXPENSES:
  General and administrative                       2,480          4,528
  Depreciation and amortization                      499          1,087
                                             -----------    --------------
OPERATING INCOME (LOSS)                           (1,822)           353

INTEREST EXPENSE                                     217          1,487
                                             -----------    --------------
LOSS BEFORE INCOME TAXES                          (2,039)        (1,134)

INCOME TAX BENEFIT                                  (765)          (400)
                                             -----------    --------------
NET LOSS                                      $   (1,274)    $     (734)
                                             ===========    ==============

The accompanying notes are an integral part of these consolidated financial statements.




                         EMPIRE ENERGY CORPORATION

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     ONE MONTH ENDED JULY 31, 1996 AND
                    TWO MONTHS ENDED SEPTEMBER 30, 1996
                              (In thousands)
                                (Unaudited)



                          Additional Retained               Total
                 Common    Paid-in   Earnings  Treasury  Stockholders'
                  Stock    Stock     (Deficit)  Stock       Equity
                 -------  ---------  --------  --------  -------------

BALANCE,
 JULY 1, 1996    $   12   $ 46,099   $  4,143  $   (21)   $  50,233

NET LOSS             -          -      (1,274)      -        (1,274)
                 -------  ---------  --------  --------  -------------
BALANCE,
 JULY 31, 1996       12     46,099      2,869      (21)      48,959

PURCHASE OF
 COMPANY STOCK      (11)   (70,744)        -        -        (70,755)

EFFECT OF PURCHASE
     ACCOUNTING      -      26,966     (2,869)      21        24,118

NET LOSS             -          -        (734)      -           (734)
                 -------  ---------  --------  --------  -------------
BALANCE,
 SEPTEMBER 30,
 1996            $    1   $  2,321   $   (734) $    -     $   1,588
                 =======  =========  ========  ========  =============
The accompanying notes are an integral part of these consolidated financial statements.



                         EMPIRE ENERGY CORPORATION

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                (Unaudited)

                                       One Month          Two Months
                                         Ended              Ended
                                        July 31,         September 30,
                                          1996               1996
                                       -----------      -------------
                                                         (New Basis)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                              $  (1,274)          $     (734)
 Items not requiring (providing) cash:
    Depreciation                             474                1,002
    Amortization                              25                   85
    Loss (gain) on sale of assets              8                   (4)
 Changes in:
    Trade receivables                        222               (2,485)
    Inventories                             (340)              (3,896)
    Accounts payable and accrued
     expenses                                330                1,447
    Prepaid expenses and other              (100)                (536)
    Income taxes payable                         (768)            209
                                       -----------      -------------
      Net cash used in operating
       activities                         (1,423)              (4,912)
                                       -----------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sale of assets                 14                   18
 Purchases of property and equipment        (487)                (861)
                                       -----------      -------------
      Net cash used in investing
       activities                           (473)                (843)
                                       -----------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Decrease in credit facilities                -                 4,800
 Principal payments on purchase
  obligations                                (15)                 (35)
 Checks in process of collection              -                    37
 Proceeds from management buyout loan         -                94,000
 Repayment of acquisition
               credit facility                -               (31,100)
 Purchase of company stock in
  management buyout                           -               (59,000)
 Payment of debt acquisition costs            -                (3,100)
                                       -----------      -------------
      Net cash provided by (used in)
       financing activities                  (15)               5,602
                                       -----------      -------------
DECREASE IN CASH                          (1,911)                (153)

CASH:
 Beginning of period                       2,064                  153
                                       -----------      -------------
 End of period                         $     153           $        0
                                       ===========      =============
CASH PAID DURING THE PERIOD FOR:
 Interest                              $     106           $      804
                                       ===========      =============
 Income taxes                          $       0           $     (609)
                                       ===========      =============

The accompanying notes are an integral part of these consolidated financial statements.




                         EMPIRE ENERGY CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   JULY 31, 1996 AND SEPTEMBER 30, 1996
                              (In thousands)
                                (Unaudited)



1.   Basis of Presentation

  The  consolidated  financial statements include the  accounts  of  Empire
  Energy   Corporation  and  its  subsidiaries  ("Empire   Energy")   after
  elimination of all material intercompany balances and transactions.

  The accompanying interim consolidated financial statements of Empire Energy are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been reflected in the interim periods presented. Such adjustments consisted only of normal recurring items. Empire Energy's business is seasonal and accordingly, interim results are not indicative of results for a full year. The significant accounting policies and certain financial information which are normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been condensed or omitted. The accompanying consolidated financial statements of Empire Energy should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report of Cornerstone Propane Partners L.P. on Form 10-K for the fiscal year ended June 30, 1997.

2.   Management Buy Out

  On August 1, 1996, members of management of Empire Energy purchased the ownership (92.7% of the Common Stock) of Empire Energy from the primary stockholder and certain other stockholders. Because of the change in control of Empire Energy, the balance sheet accounts were adjusted at the acquisition date to reflect new basis determined using the principles of purchase accounting.





                            CGI HOLDINGS, INC.

                   CONSOLIDATED STATEMENT OF OPERATIONS
                              (In thousands)
                                (Unaudited)



                                                         Three
                                                         Months
                                                         Ended
                                                       October 31,
                                                          1996
                                                       -----------

Sales and other revenue                                $108,175

Costs and expenses:
  Cost of sales, except for depreciation
   and amortization                                     100,266
  Operating, general and administrative                   6,292
  Depreciation and amortization                           1,067
  Interest expense                                        1,294
  Loss on sale of partnership interest                      660
                                                       -----------
                                                        109,579
                                                       -----------
  Loss before income taxes                               (1,404)
  Income tax benefit                                       (491)
                                                       -----------
  Net loss                                             $   (913)
                                                       ===========

The accompanying notes are an integral part of this consolidated financial statement.




                            CGI HOLDINGS, INC.

              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                              (In thousands)
                                (Unaudited)



                                           Additional
                          Common             Paid-In     Accumulated
                           Stock Warrants    Capital       Deficit
                          ------ --------  ----------    -----------

BALANCE, AUGUST 1, 1996   $   42 $  2,134  $   8,945     $   (5,023)

NET LOSS                      -        -          -            (913)

ACCRUED DIVIDENDS ON
  REDEEMABLE AND
  EXCHANGEABLE
  PREFERRED STOCK             -        -          -            (116)
                          ------ --------  ----------    -----------

BALANCE, OCTOBER 31, 1996 $   42 $  2,134  $   8,945     $   (6,052)
                          ====== ========  ==========    ===========

The accompanying notes are an integral part of this consolidated financial statement.




                            CGI HOLDINGS, INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                (Unaudited)

                                                      Three Months
                                                         Ended
                                                      October 31,
                                                         1996
                                                      ------------
CASH FLOWS FROM (USED FOR)
 OPERATING ACTIVITIES:
    Net loss                                           $     (913)
    Adjustments to reconcile net loss to net cash
      from operating activities
    Depreciation and amortization                           1,067
    Sale of partnership interest                              202
    Deferred income taxes                                    (472)
    Changes in assets and liabilities net of acquisitions:
      Accounts and notes receivable                         2,198
      Inventories                                             565
      Prepaid expenses and deposits                           472
      Other assets                                            (91)
      Accounts payable                                     (3,460)
      Accrued liabilities                                     676
                                                      ------------
                                                              244
                                                      ------------

CASH FLOWS FROM (USED FOR) INVESTING ACTIVITIES:
 Proceeds from sale of property and equipment                  20
 Purchases of and investments in property and equipment      (594)
                                                      ------------
                                                             (574)
                                                      ------------
CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES:
 Repayments of long-term debt                                (562)
 Repayment of other notes payable                            (104)
 Principal payments under capital lease obligations          (345)
 Borrowings under acquisition line                          4,575
                                                      ------------
                                                            3,564
                                                      ------------
NET INCREASE IN CASH                                        3,234

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                                        1,519
                                                      ------------
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                                         $    4,753
                                                      ------------
CASH PAID DURING THE PERIOD FOR:
 Interest                                              $      936
                                                      ============
 Income taxes                                          $       10
                                                      ============

The accompanying notes are an integral part of this consolidated financial statement.




                            CGI HOLDINGS, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             OCTOBER 31, 1996
                                (Unaudited)



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements include the accounts of CGI Holdings, Inc. ("Coast") and its wholly-owned subsidiary, Coast Gas, Inc., and its wholly-owned subsidiary Coast Energy Group, Inc. ("CEG"). In 1989, the Coast formed CEG, headquartered in Houston, Texas, to conduct its
  wholesale  procurement  and  distribution  operations.   All  significant
  intercompany transactions have been eliminated in consolidation.

        The accompanying interim consolidated financial statements of Coast are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been reflected in the interim periods presented. Such adjustments consisted only of normal recurring items. Coast's business is seasonal and accordingly, interim results are not indicative of results for a full year. The significant accounting policies and certain financial information which are normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been condensed or omitted. The accompanying consolidated financial statements of Coast should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report of Cornerstone Propane Partners L.P. on Form 10-K for the fiscal year ended June 30, 1997.

2.   SALE OF PARTNERSHIP INTEREST

  Effective October 1, 1996, Coast terminated its participation and interest in Coast Energy Investments, Inc., a limited partnership in which CEG was a 50% limited partner. The original partnership agreement provided for a minimum investment term through December 1997. The termination resulted in the sale of Coast's partnership interest to its 50% partner and an employee of the limited partnership. Coast recorded a net loss on the disposition of the partnership interest of $660,000. This amount consisted of a $202,000 loss on the partnership investment and $458,000 of termination costs consisting of salary, consulting, non-compete agreements and other related expenses.




                    CORNERSTONE PROPANE PARTNERS, L.P.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following discussion of the historical financial condition and results of operations for the Partnership should be read in conjunction with the historical and pro forma financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

General

The  Partnership is a Delaware limited partnership initially formed to  own and operate the propane business and assets of Synergy, Empire Energy and Coast. The Partnership's management believes that it is the fifth largest retail marketer of propane in the United States, serving more than 380,000 residential, commercial, industrial and agricultural customers from 296 customer service centers in 26 states.

Because a substantial portion of the Partnership's propane is sold for use in the weather-sensitive residential markets, the heating degree days in the Partnership's area of operations, particularly during the six-month peak heating season, have a significant effect on the financial performance of the Partnership.

Although the Partnership believes that comparing temperature information for a given period of time to "normal" temperatures is helpful for an understanding of the Partnership's results of operations, when comparing variations in weather to changes in total revenues or operating profit, attention is drawn to the fact that a portion of the Partnership's total revenues is not weather-sensitive, and other factors such as price, competition, product supply costs and customer mix also affect the results of operations. Furthermore, actual weather conditions in the Partnership's regions can vary substantially from historical experience.

Gross profit margins are not only affected by weather patterns but also by changes in the composition of the Partnership's customer base. For example, sales to residential customers ordinarily generate higher margins than sales to other customer groups, such as commercial or agricultural customers. In addition, gross profit margins vary by geographic region. Accordingly, profit margins could vary significantly from year to year in a period of identical sales volumes.

The average heating degree days, in the markets served by the Partnership, for the first fiscal quarter of 1998 were approximately 36% warmer than normal and approximately 25% warmer than last year, respectively. These milder temperatures, while not in the peak of the heating season, adversely affected the Partnership's residential sales volume. The first fiscal quarter historically accounts for approximately 17% and 7% of the Partnership's retail sales volume and EBITDA, respectively.




                    CORNERSTONE PROPANE PARTNERS, L.P.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Partnership generally purchases its propane pursuant to agreements with terms of less than one year at market prices. The balance of its propane needs for the year are satisfied in the spot market. The Partnership generally does not enter into supply contracts containing "take or pay" provisions.

The Partnership engages in hedging of product cost and supply through common hedging practices. These practices are monitored and maintained by management for the Partnership on a daily basis. Hedging of product cost and supply does not always result in increased margins and the Partnership does not consider it to be material to operations or liquidity for the three-month period ended September 30, 1997.

Analysis of Historical Results of Operations

The following discussion compares the results of operations and other data of the Partnership for the three-month period ended September 30, 1997, to the pro forma three-month period ended September 30, 1996.

Volume.   During the three months ended September 30, 1997, the Partnership sold 41.3 million retail propane gallons, an increase of 2.8 million gallons or 7.3% from the 38.5 million retail propane gallons sold during the pro forma three months ended September 30, 1996. Wholesale volumes were
140.9 million gallons and 109.1 million gallons, respectively, for the quarters ended September 30, 1997 and 1996, which represents an increase of
31.8 million gallons or 29.2%. A majority of the increase in retail volume-approximately 79%, or 2.2 million gallons- is attributable to the addition of retail customer service centers obtained through the acquisition of new propane businesses since December 17, 1996.

Revenues. Revenues increased by $10.4 million or 7.3% to $152.2 million for the three months ended September 30, 1997, as compared to $141.8 million for the pro forma three months ended September 30, 1996. This increase was attributable to an increase in wholesale revenues of $10.5 million or 7.4% to $110.3 million for the three months ended September 30, 1997, as compared to $99.8 million for the pro forma three months ended September 30, 1996. This increase was due primarily to the increase in wholesale volume mentioned above. The revenues for the retail business also increased by $.4 million or 9.6% to $41.7 million for the three months ended September 30, 1997, as compared to $41.3 million for the pro forma three months ended September 30, 1996. This increase was a result of the increase in volume described above offset by a decrease in the average sales price per gallon of propane.




                    CORNERSTONE PROPANE PARTNERS, L.P.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Cost of Product Sold. Cost of product sold increased by $10.4 million or 8.9% to $127.9 million for the three months ended September 30, 1997, as compared to $117.5 million for the pro forma three months ended September 30, 1996. The increase in cost of product sold was primarily due to the increased sales volume described above. As a percentage of revenues, cost of product sold increased to 84.0% for the three months ended September 30, 1997, as compared to 82.9% for the pro forma three months ended September 30, 1996.

Gross Profit. Gross profit of $24.3 million for the three months ended September 30, 1997, is consistent with the gross profit of $24.2 million for the pro forma three months ended September 30, 1996. Retail per gallon margins for the three months ended September 30, 1997 were slightly lower than for the pro forma period. This is partially attributable to the fact that the pro forma three months ended September 30, 1996, includes the results of operations for Coast from August 1, 1996 to October 31, 1996. More heating degree days were recorded for October 1996 than for July 1997 in the markets served by Coast, causing the pro forma per gallon margins to be higher. As a percentage of revenues, gross profit decreased to 16.0% for the three months ended September 30, 1997, as compared to 17.1% for the pro forma three months ended September 30, 1996. Gross profit from propane businesses acquired since December 17, 1996 was $.8 million for the three months ended September 30, 1997.

Operating, General and Administrative Expenses. Operating, general and administrative expenses increased by $1.7 million or 8.1% to $22.6 million for the three months ended September 30, 1997, as compared to the pro forma three months ended September 30, 1996. Approximately $1.2 million, or 71%, of this increase was attributable to increases in salaries and other operating expenses resulting from the acquisitions of new businesses and the correspondingly increased sales volumes discussed above. As a percentage of revenues, operating, general and administrative expenses remained consistent at 14.8% for the three months ended September 30, 1997, as compared to 14.7% for the pro forma three months ended September 30, 1996.

The Partnership utilizes software and related technologies throughout its businesses that will be affected by the date change in the year 2000. An internal study is currently under way to determine the full scope and related costs to insure that the Partnership's systems continue to meet its internal needs and those of its customers. The Partnership will begin to incur expenses in 1998 to resolve this issue. These expenses may continue through the year 1999.

Recently Issued Accounting Standards. Financial Accounting Standards Board Statement No. 128, "Earnings per Share" ("Statement No. 128"), issued in February 1997 and effective for fiscal years ending after December 15, 1997, establishes and simplifies standards for computing and presenting earnings per share. Implementation of Statement No. 128 will not have a material impact on the Partnership's computation or presentation of earnings per unit, as the Partnership's common stock equivalents have had no material effect on earnings per unit amounts.




                    CORNERSTONE PROPANE PARTNERS, L.P.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income", issued in June 1997 and effective for fiscal years beginning after December 15, 1997, establishes standards for reporting and display of the total of net income and the components of all other nonowner changes in partners' capital, or comprehensive income, either below net income (loss) or within the statement of partners' capital. The Partnership has had no significant items of other comprehensive income.

Liquidity and Capital Resources

Cash Flows

Cash used in operating activities during the three-month period ended September 30, 1997 was $4.0 million. Cash flow from operations included a net loss of $7.7 million and non-cash charges of $4.6 million for depreciation and amortization expense. The impact of working capital changes decreased cash flow by approximately $.9 million.

Cash used in investment activities for the three-month period ended September 30, 1997 totaled $6.0 million, which was principally used for purchases of property and equipment. Cash provided by financing activities was $10.2 million for the three months ended September 30, 1997, which principally reflects additional borrowings on the working capital facility, net of a distribution to Unitholders of $9.4 million.

Financing and Sources of Liquidity

  The Operating Partnership's obligations under the Note Agreement under which its Senior Notes were issued and its Bank Credit Agreement are secured by a security interest in the Operating Partnership's inventory, accounts receivable and certain customer storage tanks. The Note and Bank Credit Agreements contain various terms and covenants including financial ratio covenants with respect to debt and interest coverage and limitations, among others, on the ability of the Operating Partnership and its subsidiary to incur additional indebtedness, create liens, make investments and loans, enter into mergers, consolidations or sales of all or substantially all assets and make asset sales. Generally, so long as no default exists or would result, the Partnership is permitted to make distributions during each fiscal quarter in an amount not in excess of Available Cash with respect to the immediately preceding quarter. The Operating Partnership was in compliance with all terms and covenants at September 30, 1997.




                    CORNERSTONE PROPANE PARTNERS, L.P.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Forward-Looking Statements

Forward-looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors discussed below that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Among the factors that could cause actual results to differ materially are the following: pricing strategies of competitors, the Partnership's ability to continue to receive adequate product from its vendors on acceptable credit terms and to obtain sufficient financing to meet its liquidity needs, effects of weather and overall economic conditions, including inflation, consumer confidence, spending habits and disposable income.



                    CORNERSTONE PROPANE PARTNERS, L.P.




                        PART II.  OTHER INFORMATION

Item 6 Exhibits and Reports on Form 8-K

     a)   Exhibits:

            (27) Financial Data Schedule

     b)   Reports on Form 8-K:

       None





                                 SIGNATURE

  Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Cornerstone Propane Partners, L.P.
                                   ----------------------------------
                                              (Registrant)


                                   By:  Cornerstone Propane GP, Inc.
                                        as Managing General Partner


Date:  November 14, 1997           By:     /s/ Ronald J. Goedde
                                   ----------------------------------
                                   Name:  Ronald J. Goedde
                                   Title: Executive Vice President
                                          and Chief Financial Officer