Form 10-Q
period 1997-12-31
CORNERSTONE PROPANE PARTNERS LP
filed 1998-02-13
CIK 1024338

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended December 31, 1997

                                    OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                      Commission File Number 1-12499

                    CORNERSTONE PROPANE PARTNERS, L.P.
          (Exact name of registrant as specified in its charter)

       Delaware                           77-0439862
      ----------                        -------------
(State or other jurisdiction of    (I.R.S. Employer Identification
incorporation or organization)     Number)

432 Westridge Drive\Watsonville, California          95076
-------------------------------------------          ------
(Address of principal executive officers)         (Zip Code)

    Registrant's telephone number, including area code:  (408) 724-1921

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 9, 1998: 13,086,552 - Common Units

                    CORNERSTONE PROPANE PARTNERS, L.P.

                             TABLE OF CONTENTS

                                                                      PAGES

                      Part I.  Financial Information

Item 1. Financial Statements

 Cornerstone Propane Partners, L.P.
 ----------------------------------

 Consolidated Balance Sheets as of December 31, 1997 and 1996, and June 30, 1997

 Consolidated Statements of Operations for the Three Months and Six
   Months Ended December 31, 1997, and the Period from Commencement of Operations on December 17, 1996 to December 31, 1996

 Consolidated Statements of Cash Flows for the Six Months Ended
   December 31, 1997, and the Period from Commencement of
   Operations on December 17, 1996 to December 31, 1996

 Notes to Consolidated Financial Statements

 Cornerstone Propane Partners, L.P. (Pro Forma)
------------------------------------------------

 Consolidated Statements of Operations for the Three Months and
   Six Months Ended December 31, 1997 and 1996

 Notes to Pro Forma Consolidated Financial Information

 SYN, Inc. (Predecessor)
------------------------

 Consolidated Statements of Operations for the Periods October 1,
   1996 to December 16, 1996 and July 1, 1996 to December 16, 1996

 Consolidated Statement of Cash Flows for the Period July 1,
   1996 to December 16, 1996

 Notes to Consolidated Financial Statements
                    CORNERSTONE PROPANE PARTNERS, L.P.

                       TABLE OF CONTENTS (Continued)

                                                                      PAGES

                      Part I.  Financial Information

 Empire Energy Corporation (Predecessor)
 ---------------------------------------

 Consolidated Statements of Operations for the Periods October 1,
   1996 to December 16, 1996 and July 1, 1996 to December 16, 1996

 Consolidated Statement of Cash Flows for the Period
   July 1, 1996 to December 16, 1996

 Notes to Consolidated Financial Statements

 CGI Holdings, Inc. (Predecessor)
 --------------------------------

 Consolidated Statements of Operations for the Periods November 1,
   1996 to December 16, 1996, and August 1, 1996 to
   December 16, 1996

 Consolidated Statement of Cash Flows for the Period August 1,
   1996 to December 16, 1996

 Notes to Consolidated Financial Statements

Item 2
Management's Discussion and Analysis of Financial Condition and
      Results of Operations of Cornerstone Propane Partners, L.P. for the Three Months Ended December 31, 1997 (Actual) and the Three Months Ended December 31, 1996 (Pro Forma) and for the Six Months Ended December 31, 1997 (Actual) and the Six
      Months Ended December 31, 1996 (Pro Forma)


                        Part II.  Other Information

Item 6 Exhibits and Reports on Form 8-K

      Signature

            CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                 (Dollars in thousands, except unit data)



                                  ASSETS
                                 --------

                                      December 31,     June 30,
                                     1997      1996      1997
                                   --------  -------   --------
Current assets:
  Cash and cash equivalents        $  9,774  $ 24,050  $  8,406
  Trade receivables, net             57,819    76,204    41,924
  Inventories                        11,454    31,328    15,538
  Prepaid expenses and other
   current assets                     6,328     2,942     4,393
                                   --------  --------  --------
     Total current assets            85,375   134,524    70,261

Property, plant and equipment, net 259,296 243,004 247,943 Goodwill and other intangible
  assets, net                       236,832   199,248   221,748
Other assets                          2,260     5,810     1,041
                                   --------  --------  --------
       Total assets                $583,763  $582,586  $540,993
                                   ========  ========  ========

                     LIABILITIES AND PARTNERS' CAPITAL
                    ----------------------------------

Current liabilities:
  Current portion of long-term
     debt                          $  2,244  $    674  $  5,736
  Trade accounts payable             51,937    82,856    42,334
  Accrued expenses                   18,769    10,084    12,672
                                   --------  --------  --------
       Total current liabilities     72,950    93,614    60,742
                                   --------  --------  --------

Long-term debt                      264,281   230,445   231,532
Due to related party                    402     2,074       740
Other noncurrent liabilities          4,555    22,590     4,050
                                   --------  --------  --------
       Total liabilities            342,188   348,723   297,064
                                   --------  --------  --------
Commitments and contingencies

Partners' capital:
  Common unitholders (11,126,552
     units issued and outstanding) 151,054 137,090 146,851 Subordinated unitholders
     (6,597,619 units issued
      and outstanding)               85,604    92,096    92,106
  General partners                    4,917     4,677     4,972
                                   --------  --------  --------
       Total partners' capital      241,575   233,863   243,929
                                   --------  --------  --------
       Total liabilities and
        partners' capital          $583,763  $582,586  $540,993
                                   ========  ========  ========

 The accompanying notes are an integral part of these consolidated balance sheets.

            CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               (Dollars in thousands, except per unit data)

                                                            Period From
                                                            Commencement
                                                          of Operations on
                              Three Months   Six Months    December 17,
                                  Ended         Ended          1996 to
                               December 31,  December 31,   December 31,
                                   1997          1997            1996
                              ------------   -----------    -----------
Revenue                       $ 241,778      $ 393,935      $  40,370

Cost of sales                   198,085        325,940         31,341
                              ------------   -----------    -----------
Gross profit                     43,693         67,995          9,029
                              ------------   -----------    -----------
Expenses:
  Operating, general and
     administrative              24,817         47,417          4,378
  Depreciation and amortization   4,307          8,901            575
                              ------------   -----------    -----------
                                 29,124         56,318          4,953
                              ------------   -----------    -----------
Operating income                 14,569         11,677          4,076
Interest expense                  5,036          9,817            778
                              ------------   -----------    -----------
Income before provision for
  income taxes                    9,533          1,860          3,298
Provision for income taxes           31             52              5
                              ------------   -----------    -----------
Net income                    $   9,502      $   1,808      $   3,293
                              ============   ===========    ===========
General partner's interest
  in net income               $     190      $      36      $      66
                              ============   ===========    ===========
Limited partners' interest
  in net income               $   9,312      $   1,772      $   3,227
                              ============   ===========    ===========
Net income per unit           $     .54      $     .10      $     .20
                              ============   ===========    ===========
Weighted average number
  of units outstanding           17,397         17,254         16,513
                              ============   ===========    ===========
The accompanying notes are an integral part of these consolidated financial statements.

            CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          (Dollars in thousands)

                                                            Period From
                                                            Commencement
                                                          of Operations on
                                             Six Months     December17,
                                                Ended          1996 to
                                             December 31,   December 31,
                                                 1997           1996
                                             -----------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                 $   1,808       $   3,293
  Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation and amortization               8,901             575
  Changes in assets and liabilities,
     net of effect of acquisitions:
     Trade receivables                         (15,313)          2,275
     Inventories                                 4,245          (5,035)
     Prepaid expenses and other assets          (2,549)           (182)
     Trade accounts payable and accrued
      expenses                                  13,269           3,563
                                             -----------    ------------
       Net cash provided by
        operating activities                    10,361           4,489
                                             -----------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property, plant
     and equipment                              (6,849)           (504)
  Acquisitions, net of cash received            (6,411)             -
                                             -----------    ------------
       Net cash used in investing
        activities                             (13,260)           (504)
                                             -----------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on Working Capital Facility        31,400              -
  Payment on Working Capital Facility               -           (2,355)
  Financing Costs                               (2,420)             -
  Payments on purchase obligations              (6,143)             -
  General partners contribution                    288              -
  Partnership distributions                    (18,858)             -
                                             -----------    ------------
       Net cash provided by (used in)
        financing activities                     4,267          (2,355)
                                             -----------    ------------

PARTNERSHIP FORMATION TRANSACTIONS:
  Net proceeds from issuance of Common
     and Subordinated Units                         -          191,804
  Borrowings on Working Capital Facility            -           12,800
  Issuance of long-term debt                        -          220,000
  Cash transfers from Predecessor
     Companies                                      -           22,418
  Repayment of long-term debt and
     related interest                               -         (337,631)
  Distribution to Special General
     Partner for the redemption
     of preferred stock                             -          (61,196)
  Distribution to Special General Partner           -          (15,500)
  Other fees and expenses                           -          (10,277)
                                             -----------    ------------
       Net cash provided by partnership
        formation transactions                      -           22,418
                                             -----------    ------------

            CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          (Dollars in thousands)



                                                            Period From
                                                            Commencement
                                                          of Operations on
                                             Six Months     December17,
                                                Ended          1996 to
                                             December 31,   December 31,
                                                 1997           1996
                                             -----------    -------------



INCREASE IN CASH AND CASH EQUIVALENTS        $   1,368      $    24,048

CASH AND CASH EQUIVALENTS, Beginning of Period    8,406               2
                                             -----------    -------------
CASH AND CASH EQUIVALENTS, End Of Period     $   9,774      $    24,050
                                             ===========    =============
CASH PAID DURING THE PERIOD FOR:
     Interest                                $   8,959      $       690
                                             ===========    =============


Non Cash Transactions
  Assets acquired in exchange for
     Common Units                            $  14,408
                                             ===========
  Assets acquired in exchange for
     long-term debt issued                   $   2,876
                                             ===========







The accompanying notes are an integral part of these consolidated financial statements.

            CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             DECEMBER 31, 1997
                 (Dollars in thousands, except unit data)

1.BASIS OF PRESENTATION
------------------------
  The consolidated financial statements include the accounts of Cornerstone Propane Partners, L.P. ("Cornerstone Partners") and its subsidiary, Cornerstone Propane L.P. (the "Operating Partnership") and the Operating Partnership's corporate subsidiaries, Cornerstone Sales and Service Corporation ("Sales and Service") and Flame, Inc. (acquired in November 1997), after elimination of all material intercompany balances and transactions. Cornerstone Partners, the Operating Partnership, Sales and Service and Flame, Inc. are collectively referred to as the "Partnership."

  The accompanying interim consolidated financial statements of the Partnership are unaudited, however, in the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been reflected in the interim periods presented. Such adjustments consisted only of normal recurring items. The Partnership's business is seasonal and, accordingly, interim results are not indicative of results for a full year. The significant accounting policies and certain financial information which are normally included in the financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been condensed or omitted. The accompanying consolidated financial statements of the Partnership should be read in conjunction with the consolidated financial statements and related notes included in the Partnership's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

2.DISTRIBUTIONS OF AVAILABLE CASH
----------------------------------
  The Partnership will make distributions to its partners with respect to each fiscal quarter of the Partnership within 45 days after the end of each fiscal quarter in an aggregate amount equal to its Available Cash, as defined, for such quarter. The Partnership will distribute 100% of its Available Cash (98% to all Unitholders and 2% to the General Partners) until the Minimum Quarterly Distribution ($.54 per unit) for such quarter has been made. During the Subordination Period, to the extent there is sufficient Available Cash, the holders of Common Units have the right to receive the Minimum Quarterly Distribution, plus any arrearages, prior to the distribution of Available Cash to holders of Subordinated Units.

            CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             DECEMBER 31, 1997
                 (Dollars in thousands, except unit data)

  The Minimum Quarterly Distribution for the six-month period from April 1, 1997 to September 30, 1997, of $.54 per Common and Subordinated Unit totaling $18,858 were paid during the six months ended December 31, 1997. On January 27, 1998, the Minimum Quarterly Distribution for the period October 1, 1997 to December 31, 1997, was declared in the amount of $7,212 representing in the aggregate distributions to the general partner and $.54 per Common Unit. This distribution is to be paid on or prior to February 15, 1998. No distribution was declared on the Subordinated Units.

3.ACQUISITIONS
---------------
  Effective October 31, 1997, the Partnership registered 3,000,000 additional units which were available to be used for future acquisitions. The Partnership consummated four acquisitions during the six month ended December 31, 1997. The total consideration for the acquisitions was approximately $23.7 million of which approximately $14.4 million was in the form of Common Units (approximately 614,000 Common Units) with the remainder paid primarily with the issuance of debt. All acquisitions have been accounted for using the principles of purchase accounting. Subsequent to December 31, 1997, the Partnership issued 1,960,000 additional Common Units (See Note 6).

4.NET INCOME PER UNIT
----------------------
  Net income per unit is computed by dividing net income, after deducting the General Partners' 2% interest, by the weighted average number of outstanding common and subordinated units.

5.RECENTLY ISSUED ACCOUNTING STANDARDS
-----------------------------------------
  Financial Accounting Standards Board Statement No. 128, "Earnings per Share" ("Statement No. 128"), issued in February 1997 and effective for fiscal years ending after December 15, 1997, establishes and simplifies standards for computing and presenting earnings per share. Implementation of Statement No. 128 did not have a material impact on the Partnership's computation or presentation of earnings per unit, as the Partnership's common unit equivalents have had no material effect on earnings per unit amounts.

            CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             DECEMBER 31, 1997
                 (Dollars in thousands, except unit data)


6.SUBSEQUENT EVENTS
----------------------
  On January 14 and 16, 1998, the Partnership sold an aggregate of 1,960,000 Common Units at $22.125 per unit in pursuant to an underwritten public offering. Net proceeds to the Partnership were approximately $40.7 million. Pending the use of such proceeds for internal growth and acquisitions, the Partnership used approximately $10.0 million of the net proceeds for general business purposes and the balance to repay amounts outstanding under the Bank Credit Facility.

              CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                                   PRO FORMA
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                               DECEMBER 31, 1997
                 (Dollars in thousands, except per unit data)



                    Three Months   Three Months   Six Months     Six Months
                       Ended          Ended          Ended          Ended
                    December 31,   December 31,   December 31,   December 31,
                        1997           1996           1997           1996
                    ------------   ------------   ------------   ------------
                      (Actual)      (Pro Forma)     (Actual)      (Pro Forma)

Revenue             $ 241,778      $ 173,181      $ 393,935      $ 314,937

Cost of sales         198,085        133,390        325,940        250,909
                    ------------   ------------   ------------   ------------
Gross profit           43,693         39,791         67,995         64,028
                    ------------   ------------   ------------   ------------
Expenses:
  Operating, general
   and administrative  24,817         21,761         47,417         42,619
  Depreciation and
   amortization         4,307          3,391          8,901          7,129
                    ------------   ------------   ------------   ------------
                       29,124         25,152         56,318         49,748
                    ------------   ------------   ------------   ------------
Operating income       14,569         14,639         11,677         14,280
Interest expense        5,036          4,582          9,817          9,049
                    ------------   ------------   ------------   ------------
Income before provision
  for income taxes      9,533         10,057          1,860          5,231
Provision for income
  taxes                    31             25             52             50
                    ------------   ------------   ------------   ------------
Net income          $   9,502      $  10,032      $   1,808      $   5,181
                    ============   ============   ============   ============

General partners'
  interest in net
   income           $     190      $     195      $      36      $    104
                    ============   ============   ============   ============
Limited partners'
  interest in net
   income           $   9,312      $   9,547      $   1,772      $  5,077
                    ============   ============   ============   ============
Net income per unit $     .54      $     .58      $     .10      $    .31
                    ============   ============   ============   ============
Weighted average
   number of
  units outstanding     17,397        16,513         17,254        16,513
                    ============   ============   ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

            CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                      NOTES TO PRO FORMA CONSOLIDATED
                     FINANCIAL STATEMENTS (UNAUDITED)
                             DECEMBER 31, 1997
                          (Dollars in thousands)


1.Basis of Presentation
  ------------------------
  The unaudited pro forma consolidated statement of operations for the three and six months ended December 31, 1996, were derived from the historical statements of operations of Empire Energy Corporation (Empire Energy) for the periods October 1 through December 16, 1996 and July 1 through December 16, 1996, of SYN Inc. (Synergy) for the periods October 1 through December 16, 1996, and July 1 through December 16, 1996, and of CGI Holdings, Inc. (Coast) for the period November 1 through December 16, 1996, and August 1 through December 16, 1996, and the consolidated statement of operations of the Partnership from December 17, 1996 through December 31, 1996. Empire Energy, Synergy and Coast are collectively referred to as the "Predecessor Companies." The pro forma consolidated statement of operations was prepared to reflect the effects of the Partnership's December 17, 1996, Initial Public Offering (IPO) as if it had been completed in its entirety as of July 1, 1996. However, this statement does not purport to present the results of operations of the Partnership had the IPO actually been completed as of July 1, 1996. In addition, the pro forma consolidated statement of operations is not necessarily indicative of the results of future operations of the Partnership and should therefore be read in conjunction with the historical consolidated financial statements of the Predecessor Companies and the Partnership appearing elsewhere in this Quarterly Report on Form 10-Q.

2.Pro Forma Adjustments
  ------------------------
  Significant pro forma adjustments reflected in the pro forma consolidated statements of operations include the following:

  Adjustments to reflect the full period effect of operating expense savings resulting from the consolidation of certain operations that occurred subsequent to July 1, 1996, as well as the elimination of certain operating, general and administrative expenses associated with the operation of the Partnership.

  General and administrative adjustments of $405 and $838 relating to corporate overhead consolidation, the consolidation of certain retail locations and, the elimination of bank and consulting fees for the three and six month periods ending December 31, 1996, respectively.

            CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                      NOTES TO PRO FORMA CONSOLIDATED
                      FINANCIAL STATEMENTS (UNAUDITED)
                             DECEMBER 31, 1997
                           (Dollars in thousands)



  Adjustments of $20 and $40 to reflect the additional depreciation and amortization expense due to the increase in property and intangibles that resulted from applying the purchase method of accounting to the Empire Energy and Coast acquisitions for the three and six month periods ending December 31, 1996, respectively.

  Adjustments to reduce interest expense by $90 and $180 to reflect interest expense applicable to the Partnership for the three and six month periods ending December 31, 1996, respectively. These adjustments include interest expense for the $220,000 senior notes at a rate of 7.53% per annum, expense attributable to the working capital facility based on an average outstanding principal balance of $2,000 at 6.5% per annum, expense attributable to debt assumed based on an average outstanding principal balance of $9,500 at 8.5% per annum and debt expense amortization based on $5,050 estimated debt issuance costs.

  Adjustments to reflect the elimination of income tax related accounts because income taxes are not borne by the Partnership, except for income taxes applicable to operations conducted by the Partnership's wholly-owned corporate subsidiary.

                           SYN INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                               (In Thousands)




                                             For the               For the
                                             Period                Period
                                             October 1,            July 1,
                                              1996 to              1996 to
                                            December 16,         December 16,
                                               1996                  1996
                                            ------------         ------------
REVENUE                                      $  26,183             $  44,066

COST OF SALES                                   14,382                23,322
                                            ------------          ------------
GROSS PROFIT                                    11,801                20,744
                                            ------------          ------------
OPERATING EXPENSES:
  Salaries and commissions                       3,387                 7,252
  General and administrative                     3,068                 6,151
  Depreciation and amortization                    904                 1,904
  Related-party corporate administration
   and management fees                             703                 1,668
                                            ------------          ------------
     Total operating expenses                    8,062                16,975
                                            ------------          ------------
OPERATING INCOME                                 3,739                 3,769

INTEREST EXPENSE, including $1,010 and
  $2,214 to related party, respectively          1,646                 3,311
                                            ------------          ------------
INCOME BEFORE INCOME TAXES                       2,093                   458

INCOME TAX EXPENSE                                 848                   298
                                            ------------          ------------
NET INCOME                                       1,245                   160

DIVIDENDS ON CUMULATIVE PREFERRED STOCK         (1,805)               (3,878)
                                            ------------          ------------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS   $    (560)            $  (3,718)
                                            ============          ============

The accompanying notes are an integral part of these consolidated financial statements.

                             SYN INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                  (In Thousands)




                                                          For the Period
                                                           July 1, 1996
                                                               to
                                                           December 16,
                                                              1996
                                                          --------------
OPERATING ACTIVITIES:
  Net income                                               $      160
  Items not requiring (providing) cash:
     Depreciation and amortization                              1,904
     Gain on sale of assets                                       233
     Deferred income taxes                                        298
  Changes in operating items:
     Trade receivables                                         (1,991)
     Inventories                                               (1,873)
     Prepaid expenses and other                                  (569)
     Accounts payable                                           2,549
     Accrued expenses                                           3,602
                                                           --------------
         Net cash provided by operating activities              4,313
                                                           --------------
INVESTING ACTIVITIES:
  Purchases of property and equipment                          (4,240)
  Proceeds from sale of assets                                    489
                                                           --------------
         Net cash used in investing activities                 (3,751)
                                                           --------------
FINANCING ACTIVITIES:
  Increase in credit facility                                  20,367
  Payments on credit facility                                 (16,532)
  Payment on long-term debt                                      (242)
  Preferred stock dividends paid                               (3,878)
                                                           --------------
         Net cash used in financing activities                   (285)
                                                           --------------

INCREASE IN CASH                                                  277

CASH, BEGINNING OF PERIOD                                          14
                                                           --------------
CASH, END OF PERIOD                                         $     291
                                                           ==============
CASH PAID DURING THE PERIOD FOR:
     Interest                                               $   3,339
                                                           ==============
     Income taxes                                           $     190
                                                           ==============

The accompanying notes are an integral part of this consolidated financial statement.

                         SYN INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                           (In Thousands)



1.Basis of Presentation
------------------------
  The consolidated financial statements include the accounts of SYN Inc. and its subsidiaries ("Synergy") after elimination of all material intercompany balances and transactions.

  The accompanying interim consolidated financial statements of Synergy are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been reflected in the interim periods presented. Such adjustments consisted only of normal recurring items. Synergy's business is seasonal and, accordingly, interim results are not indicative of results for a full year. The significant accounting policies and certain financial information which are normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been condensed or omitted. The accompanying consolidated financial statements of Synergy should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report of Cornerstone Propane Partners, L.P. on Form 10-K for the fiscal year ended June 30, 1997.

2.Subsequent Events
--------------------
  On December 17, 1996, substantially all of the assets and liabilities of Synergy were contributed to Cornerstone Propane, L.P., a subsidiary of Cornerstone Propane Partners, L.P.

                         EMPIRE ENERGY CORPORATION

             CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                              (In Thousands)


                                                   For the        For the
                                                    Period         Period
                                                   October 1,      July 1,
                                                   1996 to        1996 to
                                                  December 16,   December 16,
                                                     1996           1996
                                                  -----------    ------------

REVENUE                                           $  28,166      $  43,201

COST OF SALES                                        15,400         23,310
                                                  -----------    ------------
GROSS PROFIT                                         12,766         19,891
                                                  -----------    ------------
OPERATING COSTS AND EXPENSES:
  General and administrative                          6,386         13,394
  Depreciation and amortization                       1,344          2,930
                                                  -----------    ------------
                                                      7,730         16,324
                                                  -----------    ------------
OPERATING INCOME                                      5,036          3,567

INTEREST EXPENSE                                      1,917          3,621
                                                  -----------    ------------
INCOME (LOSS) BEFORE INCOME TAXES                     3,119            (54)

INCOME TAX EXPENSE                                    1,197             32
                                                  -----------    ------------
NET INCOME (LOSS)                                 $   1,922      $     (86)
                                                  ===========    ============

The accompanying notes are an integral part of these consolidated financial statements.

                         EMPIRE ENERGY CORPORATION

             CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                              (In Thousands)

                                                         For the Period
                                                          July 1, 1996
                                                               to
                                                          December 16,
                                                              1996
                                                         --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                $      (86)
  Items not requiring (providing) cash:
     Depreciation                                               2,671
     Amortization                                                 258
     Loss on sale of assets                                         4
     Deferred income taxes                                       (126)
  Changes in:
     Trade receivables                                         (8,352)
     Inventories                                               (4,383)
     Accounts payable and accrued expenses                      4,889
     Prepaid expenses and other                                (2,313)
     Income taxes payable                                         457
     Due from SYN Inc.                                         (1,863)
                                                          --------------
          Net cash used in operating activities                (8,844)
                                                          --------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of assets                                     57
  Purchases of property and equipment                          (2,823)
  Capitalized costs                                              (242)
                                                          --------------
          Net cash used in investing activities                (3,008)
                                                          --------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in credit facilities                                 9,606
  Principal payments on purchase obligations                     (114)
  Proceeds from management buyout loan                         94,000
  Repayments of acquisition credit facility                   (31,100)
  Purchase of company stock in management buyout              (59,000)
  Payment of debt acquisition costs                            (3,100)
                                                          --------------
          Net cash provided by financing activities            10,292
                                                          --------------
DECREASE IN CASH                                              (1,560)

CASH:
  Beginning of period                                          2,064
                                                          ==============
  End of period                                           $      504
                                                          ==============
CASH PAID DURING THE PERIOD FOR:
  Interest                                                $      910
                                                          ==============
  Income taxes                                            $     (609)
                                                          ==============

The accompanying notes are an integral part of these consolidated financial statements.

                         EMPIRE ENERGY CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              (In Thousands)



1.Basis of Presentation
  ------------------------
  The consolidated financial statements include the accounts of Empire
  Energy Corporation and its subsidiaries ("Empire Energy") after elimination of all material intercompany balances and transactions.

  The accompanying interim consolidated financial statements of Empire Energy are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been reflected in the interim periods presented. Such adjustments consisted only of normal recurring items. Empire Energy's business is seasonal and, accordingly, interim results are not indicative of results for a full year. The significant accounting policies and certain financial information which are normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been condensed or omitted. The accompanying consolidated financial statements of Empire Energy should be read in conjunction with the consolidated financial statements and related notes included in the Annual Report of Cornerstone Propane Partners, L.P. on Form 10-K for the fiscal year ended June 30, 1997.

2.Changes of Control
---------------------
  On August 1, 1996, members of management of Empire Energy purchased the ownership (92.7% of the Common Stock) of Empire Energy from the principal stockholder and certain other stockholders. On October 7, 1996, the new ownership of Empire Energy sold 100% of the common stock to Northwestern Growth Corporation. Because of the changes in control of Empire Energy, these acquisitions were accounted for using the principles of purchase accounting.

3.Subsequent Events
--------------------
  On December 17, 1996, substantially all of the assets and liabilities of Empire Energy were contributed to Cornerstone Propane, L.P., a subsidiary of Cornerstone Propane Partners, L.P.

                            CGI HOLDINGS, INC.

             CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                              (In Thousands)



                                             November 1,     August 1,
                                                1996           1996
                                                 to             to
                                             December 16,   December 16,
                                                 1996           1996
                                             -----------    -----------
Sales and other revenue                      $  77,285      $ 185,460

Costs and expenses:
  Cost of sales, except for depreciation
   and amortization                             72,889        173,155
  Operating, general and administrative          3,627          9,919
  Depreciation and amortization                    537          1,604
  Interest expense                                 944          2,238
  Sale of partnership interest                      -             660
                                             -----------    -----------
Loss before income taxes                          (712)        (2,116)
Income tax benefit                                (257)          (748)
                                             -----------    -----------
Net loss                                     $    (455)     $  (1,368)
                                             ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                            CGI HOLDINGS, INC.

             CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                              (In Thousands)

                                                        August 1,
                                                          1996
                                                           to
                                                       December 16,
                                                          1996
                                                       ------------
CASH FLOWS FROM (USED FOR)
  OPERATING ACTIVITIES:
     Net loss                                          $   (1,368)
     Adjustments to reconcile net loss to net cash
       from operating activities
     Depreciation and amortization                          1,604
     Sale of partnership interest                             202
     Deferred income taxes                                   (732)
     Changes in assets and liabilities net of
      acquisitions:
       Accounts and notes receivable                      (11,532)
       Inventories                                          4,257
       Prepaid expenses and deposits                         (729)
       Other assets                                          (154)
       Accounts payable                                    11,082
       Accrued liabilities                                 (1,007)
                                                       ------------
                                                            1,623
                                                       ------------
CASH FLOWS FROM (USED FOR) INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment                 57
  Purchases of and investments in property and
      equipment                                            (1,503)
                                                       ------------
                                                           (1,446)
                                                       ------------
CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES:
  Repayment of long-term debt                                (562)
  Repayment of other notes payable                           (252)
  Principal payments under capital lease obligations         (506)
  Borrowings under acquisition line                         5,999
                                                       ------------
                                                            4,679
                                                       ------------
NET INCREASE IN CASH                                        4,856
                                                       ------------
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                       1,519
                                                       ------------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                        $    6,375
                                                       ============

The accompanying notes are an integral part of this consolidated financial statement.

                            CGI HOLDINGS, INC.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
  ---------------------------------------------
  Basis of Presentation
  The consolidated financial statements include the accounts of CGI Holdings, Inc. (the "Company") and its wholly-owned subsidiary, Coast Gas, Inc., and its wholly-owned subsidiary Coast Energy Group, Inc. ("CEG"). In 1989, the Company formed CEG, headquartered in Houston, Texas, to conduct its wholesale procurement and distribution operations. All significant intercompany transactions have been eliminated in consolidation.

  The accompanying consolidated financial statements are unaudited and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. They include all adjustments which the Company considers necessary for a fair statement of the results for the interim periods presented.

  Such adjustments consisted only of normal recurring items unless otherwise disclosed. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Due to the seasonal nature of the Company's propane business, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the financial statements contained in the Annual Report of Cornerstone Propane Partners, L.P. on Form 10-K for the fiscal year ended June 30, 1997.

2.COMMITMENTS AND CONTINGENCIES
  --------------------------------
  The Company has contracts with various suppliers to purchase a portion of its supply needs of LPG for future deliveries with terms ranging from one to twelve months. The contracted quantities are not significant with respect to the Company's anticipated total sales requirements and will generally be acquired at prevailing market prices at the time of shipment. Outstanding letters of credit issued in conjunction with product supply contracts are a normal business requirement. There were no outstanding letters of credit issued on behalf of the Company as of December 16, 1996 other than the $13.0 million drawn against its credit guidance line.

                            CGI HOLDINGS, INC.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


  The Company is engaged in certain legal actions related to the normal conduct of business. In the opinion of management, any possible liability arising from such actions will be adequately covered by insurance or will not have a material adverse effect on the Company's financial position or results of operations.

3.SALE OF PARTNERSHIP INTEREST
  -------------------------------
  Effective October 1, 1996, the Company terminated its participation and interest in Coast Energy Investments, Inc., a limited partnership in which CEG was a 50% limited partner. The original partnership agreement provided for a minimum investment term through December 1997. The termination resulted in the sale of the Company's partnership interest to its 50% partner and an employee of the limited partnership. The Company recorded a net loss on the disposition of the partnership interest of $660,000. This amount consisted of a $202,000 loss on the partnership investment and $458,000 of termination costs consisting of salary, consulting, non-compete agreements and other related expenses.

4.SUBSEQUENT EVENTS
--------------------
  On December 17, 1996, substantially all of the assets and liabilities of the Company were contributed to Cornerstone Propane, L.P., a subsidiary of Cornerstone Propane Partners, L.P.

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

General

The Partnership is a Delaware limited partnership initially formed to own and operate the propane business and assets of Synergy, Empire Energy and Coast. The Partnership's management believes that it is the fifth largest retail marketer of propane in the United States, serving more than 380,000 residential, commercial, industrial and agricultural customers from 292 customer service centers in 27 states.

Because a substantial portion of the Partnership's propane is used in the weather-sensitive residential markets, the temperatures realized in the Partnership's areas of operations, particularly during the six-month peak-heating season, have a significant effect on the financial performance of the Partnership. In any given area, warmer-than-normal temperatures will tend to result in reduced propane use, while sustained colder-than-normal temperatures will tend to result in greater propane use. Therefore, information on normal temperatures is used by the Partnership in understanding how historical results of operations are affected by temperatures that are colder or warmer than normal and in preparing forecasts of future operations, which are based on the assumption that normal weather will prevail in each of the Partnership's regions.

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

                    CORNERSTONE PROPANE PARTNERS, L.P.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Analysis of Results of Operations

The following discussion compares the results of operations and other data of the Partnership for the three-months ended December 31, 1997, to the pro forma three-months ended December 31, 1996, and the six-months December 31, 1997, to the pro forma six-months ended December 31, 1996. Note all pro-forma information has been prepared assuming that the Partnership had been in existence at the beginning of the periods presented.

Three months ended December 31, 1997, (actual) compared to the three months ended December 31, 1996 (pro forma):

Volume. During the three months ended December 31, 1997, the Partnership sold 74.9 million retail propane gallons, an increase of 5.4 million gallons or 7.8% from the 69.5 million retail propane gallons sold during the pro forma three months ended December 31, 1996. Wholesale volumes were
200.0 million gallons and 75.6 million gallons, respectively, for the three months ended December 31, 1997 and 1996, respectively, which represents an increase of 124.4 million or 164.6%. The increase in wholesale volume is primarily attributable to the expansion of the wholesale business due to the formation of the Partnership in December 1996. Acquisition of new propane businesses since January 1, 1997, accounted for 6.0 million retail gallons during the three months ended December 31, 1997.

The average number of heating degree days, in the markets served by the Partnership, for the three months ended December 31, 1997, was approximately 7% cooler than normal and approximately 9% cooler than last year, respectively. While this indicator generally measures the impact of temperatures on the Partnership's business, other factors such as geographic mix, magnitude and duration of temperature and weather conditions can also impact sales volumes. The overall impact of weather is estimated to have had a slightly adverse impact on the Partnership's retail sales volume, (excluding acquisitions) and earnings compared to both normal and year ago levels for the three months ended December 31, 1997. The three months ended December 31, historically accounts for approximately 33% and 43% of the Partnership's annual retail sales volume and EBITDA, respectively.

                    CORNERSTONE PROPANE PARTNERS, L.P.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Revenues. Revenues increased by $68.6 million or 39.6% to $241.8 million for the three months ended December 31, 1997, as compared to $173.2 million for the pro forma three months ended December 31, 1996. This increase was attributable to an increase in wholesale revenues of $69.9 million or 75.1% to $163.0 million for the three months ended December 31, 1997, as compared to $93.1 million for the pro forma three months ended December 31, 1996. This increase was due primarily to the significant increase in wholesale volume mentioned above. The revenues for the retail business decreased by $1.4 million, or 1.7% to $78.8 million for the three months ended December 31, 1997, as compared to $80.2 million for the pro forma three months ended December 31, 1996. This decrease was a result of a reduction in both the average cost and average sales price per gallon of propane offset by the increase in sales volume described above.

Cost of Product Sold. Cost of product sold increased by $64.7 million or 48.5%, to $198.1 million for the three months ended December 31, 1997, as compared to $133.4 million for the pro forma three months ended December 31, 1996. The increase in cost of product sold was primarily due to the increased wholesale sales volume described above. As a percentage of revenues, cost of product sold increased to 81.9% for the three months ended December 31, 1997, as compared to 77.0% for the pro forma three months ended December 31, 1996.

Gross Profit. Gross profit increased by $3.9 million, or 9.8%, to $43.7 million for the three months ended December 31, 1997, as compared to $39.8 million for the pro forma three months ended December 31, 1996. Retail per gallon margins for the three months ended December 31, 1997, were slightly smaller than for the same period last year, primarily due to changes in customer mix. As a percentage of revenues, gross profit decreased to 18.1% for the three months ended December 31, 1997, as compared to 23.0% for the pro forma three months ended December 31, 1996. Gross profit from propane businesses acquired since January 1, 1997, was $3.6 million for the three months ended December 31, 1997.

                    CORNERSTONE PROPANE PARTNERS, L.P.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Operating, General and Administrative Expenses. Operating, general and administrative expense increased by $3.1 million, or 14.0% to $24.8 million for the three months ended December 31, 1997, as compared to $21.8 million for the pro forma three months ended December 31, 1996. Approximately $1.2 million of this increase was attributable to increases in operating expenses resulting from the acquisitions of new businesses since January 1, 1997, and the correspondingly increased sales volumes discussed above. As a percentage of revenues, operating, general and administrative expenses decreased to 10.3% for the three months ended December 31, 1997, as compared to 12.6% for the pro forma three months ended December 31, 1996.

Six months ended December 31, 1997, (actual) compared to the six months ended December 31, 1996 (pro forma):

Volume. During the six months ended December 31, 1997, the Partnership sold 116.2 million retail propane gallons, an increase of 7.4 million gallons, or 6.8% from the 108.8 million retail propane gallons sold during the pro forma six months ended December 31, 1996. Wholesale volumes were
340.9 million gallons and 184.7 million gallons, respectively, for the six months ended December 31, 1997 and 1996, which represents an increase of
156.2 million or 84.6%. The increase in wholesale volume is primarily attributable to the expansion of the wholesale business due to the formation of the Partnership in December 1996. Acquisitions of new propane businesses since January 1, 1997, accounted for 8.2 million retail gallons during the six months ended December 31, 1997.

The average number of heating degree days, in the markets served by the Partnership, for the six months ended December 31, 1997, was approximately 6% cooler than normal and approximately 8% cooler than last year, respectively. While this indicator generally measures the impact of temperatures on the Partnership's business, other factors such as geographic mix, magnitude and duration of temperature and weather conditions can also impact sales volumes. The overall impact of weather is estimated to have had a slightly adverse impact on the Partnership's retail sales volume (excluding acquisitions) and earnings compared to both normal and year ago levels for the six months ended December 31, 1997. The six months ended December 31 historically accounts for approximately 50% and 48% of the Partnership's annual retail sales volume and EBITDA, respectively.

                    CORNERSTONE PROPANE PARTNERS, L.P.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Revenues. Revenues increased by $79.0 million, or 25.1%, to $393.9 million for the six months ended December 31, 1997, as compared to $314.9 million for the pro forma six months ended December 31, 1996. This increase was attributable to an increase in wholesale revenues of $80.0 million or 41.4% to $273.4 million for the six months ended December 31, 1997, as compared to $193.4 million for the pro forma six months ended December 31, 1996, reflecting the increase in wholesale volume mentioned above. The revenues for the retail business decreased by $1.0 million, or .8%, to $120.5 million for the six months ended December 31, 1997, as compared to $121.5 million for the pro forma six months ended December 31, 1996. This decrease was a result of a reduction in both the average cost and average sales price per gallon of propane offset by the increase in sales volume described above.

Cost of Product Sold. Cost of product sold increased by $75.0 million, or 29.9%, to $325.9 million for the six months ended December 31, 1997, as compared to $250.9 million for the pro forma six months ended December 31, 1996. The increase in cost of product sold was primarily due to the increased wholesale sales volume described above. As a percentage of revenues, cost of product sold increased to 82.7% for the six months ended December 31, 1997, as compared to 79.7% for the pro forma six months ended December 31, 1996.

Gross Profit. Gross profit increased by $4.0 million, or 6.2% to $68.0 million for the six months ended December 31, 1997, as compared to $64.0 million for the pro forma six months ended December 31, 1996. Retail per gallon margins for the six months ended December 31, 1997, were slightly smaller than for the same period last year, primarily due to changes in customer mix. As a percentage of revenues, gross profit decreased to 17.3% for the six months ended December 31, 1997, as compared to 20.3% for the pro forma six months ended December 31, 1996. Gross profit from propane businesses acquired since January 1, 1997 was $4.4 million for the six months ended December 31, 1997.

                    CORNERSTONE PROPANE PARTNERS, L.P.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Operating, General and Administrative Expenses. Operating, general and administrative expense increased by $4.8 million, or 11.3%, to $47.4 million for the six months ended December 31, 1997, as compared to $42.6 for the pro forma six months ended December 31, 1996. Approximately $2.4 million of this increase was attributable to increases in operating expenses resulting from the acquisitions of new businesses since January 1, 1997, and the correspondingly increased sales volumes discussed above. As a percentage of revenues, operating, general and administrative expenses decreased to 12.0% for the six months ended December 31, 1997, as compared to 13.5% for the pro forma six months ended December 31, 1996.

The partnership utilizes software and various technologies throughout its business that will be affected by the date change in the year 2000. An internal study is currently under way to determine the full scope and related costs to insure that the Partnership's systems continue to meet its internal needs and the needs of its customers. The Partnership will begin to incur expenses in 1998 to resolve this issue. The expenses may continue through the year 1999 but are not expected to be material to the Partnership's operations.

Liquidity and Capital Resources

Operating Activities. Cash provided by operating activities during the six-month period ended December 31, 1997, was $10.4 million. Cash flow from operations included net income of $1.8 million, and noncash charges of $8.9 million for the period were comprised of depreciation and amortization expense. The impact of working capital changes decreased cash flow by approximately $.3 million.

Investing Activities. Cash used in investment activities for the six month period ended December 31, 1997, totaled $13.3 million, which was principally used for purchases of property, plant and equipment and the Partnership's recent acquisitions.

Financing Activities. Cash provided by financing activities was $4.3 million for the six months ended December 31, 1997, which principally reflects additional borrowings on the working capital facility of $31.4 million offset by repayments of purchase contract obligations of $6.1 million, payment of financing costs of $2.4 million and cash distributions paid to Unitholders of $18.9 million.

                    CORNERSTONE PROPANE PARTNERS, L.P.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Financing and Sources of Liquidity

The Operating Partnership's obligations under the Note Agreement under which its Senior Notes were issued and its Bank Credit Agreement are secured by a security interest in the Operating Partnership's inventory, accounts receivable and certain customer storage tanks. The Note and Bank Credit Agreements contain various terms and covenants including financial ratio covenants with respect to debt and interest coverage and limitations, among others, on the ability of the Operating Partnership and its subsidiary to incur additional indebtedness, create liens, make investments and loans, enter into mergers, consolidations or sales of all or substantially all assets and make asset sales. Generally, so long as no default exists or would result, the Partnership is permitted to make distributions during each fiscal quarter in an amount not in excess of Available Cash with respect to the immediately preceding quarter. The Operating Partnership was in compliance with all terms and covenants at December 31, 1997.

On January 14 and 16, 1998, the Partnership sold an aggregate of 1,960,000 Common Units at $22.125 per unit in pursuant to an underwritten public offering. Net proceeds to the Partnership were approximately $40.7 million. Pending the use of such proceeds for internal growth and acquisitions, the Partnership used approximately $10.0 million of net proceeds for general business purposes and the balance to repay amounts outstanding under the Bank Credit Facility.

Recently Issued Accounting Standards

Financial Accounting Standards Board Statement No. 128, "Earnings per Share" ("Statement No. 128"), issued in February 1997 and effective for fiscal years ending after December 15, 1997, establishes and simplifies standards for computing and presenting earnings per share. Implementation of Statement No. 128 did not have a material impact on the Partnership's computation or presentation of earnings per unit, as the Partnership's common stock equivalents have had no material effect on earnings per unit amounts.

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

                    CORNERSTONE PROPANE PARTNERS, L.P.




                        PART II.  OTHER INFORMATION

Item 6 Exhibits and Reports on Form 8-K

     a)   Exhibits:


          (10.5) Form of Amended and Restated Employment Agreement

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


                                   Cornerstone Propane Partners, L.P.
                                   ----------------------------------
                                             (Registrant)


                                   By:  Cornerstone Propane GP, Inc.
                                        Managing General Partner


Date:  February 12, 1998           By:     /s/ Ronald J. Goedde
                                          ---------------------
                                   Name:  Ronald J. Goedde
                                   Title: Executive Vice President
                                           and Chief Financial Officer