Form 10-Q
period 1998-03-31
CORNERSTONE PROPANE PARTNERS LP
filed 1998-05-15
CIK 1024338

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1998


                            OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-12499

CORNERSTONE PROPANE PARTNERS, L.P.
(Exact name of registrant as specified in its charter)

     DELAWARE                                  77-0439862
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification Number)

432 WESTRIDGE DRIVE/WATSONVILLE, CALIFORNIA         95076
(Address of principal executive officers)         (Zip Code)

Registrant's telephone number, including area code:  (408) 724-1921

                              NONE
 (Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [ X ]       No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 14, 1998: 13,234,411 - Common Units.

                       CORNERSTONE PROPANE PARTNERS, L.P.

                                 TABLE OF CONTENTS

                                                                PAGES

                 Part I.  Financial Information

Item 1. Financial Statements

        CORNERSTONE PROPANE PARTNERS, L.P.

        Consolidated Balance Sheets as of March 31, 1998 and
          1997, and June 30, 1997                                  1

        Consolidated Statements of Income for the Three Months
          Ended March 31, 1998 and 1997, the Nine Months Ended
          March 31,1998 and the Period from Commencement of
          Operations on December 17, 1996 to March 31, 1997        2

        Consolidated Statements of Cash Flows for the Nine Months
          Ended March 31, 1998, and the Period from Commencement
          of Operations on December 17, 1996 to March 31, 1997     3

        Notes to Consolidated Financial Statements                 5

        CORNERSTONE PROPANE PARTNERS, L.P. (PRO FORMA)

        Consolidated Statements of Income for the Nine Months
           Ended March 31, 1998 and 1997                           8

        Notes to Pro Forma Consolidated Financial Statements       9

        SYN, INC. (PREDECESSOR)

        Consolidated Statement of Operations for the Period
          July 1, 1996 to December 16, 1996                       11

        Consolidated Statement of Cash Flows for the Period
          July 1, 1996 to December 16, 1996                       12

        Notes to Consolidated Financial Statements                13

                  CORNERSTONE PROPANE PARTNERS, L.P.

                     TABLE OF CONTENTS (Continued)
                                                               PAGES

                 Part I.  Financial Information

       EMPIRE ENERGY CORPORATION (PREDECESSOR)

       Consolidated Statement of Operations for the Period
        July 1, 1996 to December 16, 1996                        14

       Consolidated Statement of Cash Flows for the Period
        July 1, 1996 to December 16, 1996                        15

       Notes to Consolidated Financial Statements                16

       CGI HOLDING, INC. (PREDECESSOR)

       Consolidated Statement of Operations for the Period
        August 1, 1996 to December 16, 1996                      17

       Consolidated Statement of Cash Flows for the Period
        August 1, 1996 to December 16, 1996                      18

       Notes to Consolidated Financial Statements                19

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations of Cornerstone
         Propane Partners, L.P. for the Three Months Ended March
         31, 1998 and 1997 and for the Nine Months Ended March
         31, 1998 and March 31,1997 (Pro Forma )                 21


                   Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K                        28

         Signature                                               29

                CORNERSTONE PROPANE PARTNERS, L.P. AND
                            SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                (Dollars in thousands, except unit data)




ASSETS

                                       March 31,
                                    ---------------     June 30,
                                    1998       1997       1997
                                  --------  --------   ---------
Current assets:
 Cash and cash equivalents      $ 6,025   $  23,115   $  8,406
 Trade receivables, net          34,729      40,557     41,924
 Inventories                     16,031      19,539     15,538
   Prepaid expenses and other
   current assets                 7,120       6,350      4,393
                               ---------  ---------  ---------

     Total current assets
                                 63,905      89,561     70,261

Property,  plant and
equipment, net                  271,256     240,550    247,943
Goodwill and other intangible
assets, net                     243,337     201,876    221,748
Other assets                      1,726      11,572      1,041
                              ---------   ---------   --------
             Total assets     $ 580,224   $ 543,559  $ 540,993
                              =========   =========  =========


                LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
Current portion of long-term
  debt                        $  4,184    $  5,406   $  5,736
 Trade accounts payable         20,202      33,444     42,334
 Accrued expenses               22,774      15,925     12,672
                             ---------   ---------   --------

    Total current liabilities   47,160      54,775     60,742

Long-term debt                 232,905     224,135    231,532
Due to related party             1,621       2,353        740
Other noncurrent liabilities     4,254      14,663      4,050
                              --------    --------    -------


     Total liabilities         285,940     295,926    297,064
                             ---------   ---------   --------

Commitments and contingencies

Partners' capital:
  Common unitholders (13,234,411
    units issued and outstanding
    at March  31, 1998; 9,821,000
    units issued and
    outstanding at March 31,
    1997; and 10,512,805 units
    issued and outstanding at
    June 30, 1997)             197,776     143,232    146,851
  Subordinated unitholders
    (6,597,619 units issued
     and outstanding)           90,538      99,351     92,106
 General partners                5,970       5,050      4,972
                             ---------   ---------   --------

     Total partners' capital   294,284     247,633    243,929
                             ---------   ---------   --------


     Total liabilities and
     partners' capital     $   580,224   $ 543,559 $  540,993
                             =========    ========  =========

The accompanying notes are an integral part of these consolidated balance sheets.

           CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
             (Dollars in thousands, except per unit data)

                                                              Period From
                                                              Commencement
                        Three Months Three Months Nine Months of Operations
                            Ended       Ended        Ended    on December 17,
                          March 31,   March 31,     March 31,     1996 to
                             1998         1997         1998    March 31, 1997
                       ------------- ------------   ---------  -------------
Revenue                  $ 229,332   $ 220,566      $ 623,267  $ 260,936

Cost of sales              179,362     178,050        505,302    209,391
                         ---------   ---------       --------  ---------

Gross profit                49,970      42,516        117,965     51,545
                         ---------   ---------       --------   --------

Expenses:
  Operating, general and
  administrative            25,340      23,590         72,757     27,968
  Depreciation and
  amortization               4,714       3,819         13,615      4,394
                         ---------    --------        -------    -------
                            30,054      27,409         86,372     32,362
                         ---------    --------        -------    -------

Operating income            19,916      15,107         31,593     19,183
Interest expense             4,824       4,450         14,641      5,228
                          --------    --------       --------    -------

Income before provision
for income taxes            15,092      10,657         16,952     13,955
Provision for income
taxes                           43          20             95         25
                          --------    --------        --------    -------

Net income                $ 15,049    $ 10,637        $ 16,857   $ 13,930
                          ========    ========        ========   ========
General partners interest
in net income            $     301    $    213        $    337   $    376
                          ========    ========         =======    =======
Limited partners'
interest in net income   $  14,748    $ 10,424        $ 16,520   $ 13,554
                           =======     =======        ========   ========
Basic and diluted net
income per limited
 partner unit            $    .76    $     .63        $    .92   $    .82
                          =======     ========          ======   ========
Weighted  average  number
of units outstanding       19,407       16,513          17,962     16,513
                          =======     ========          ======    =======




The accompanying notes are an integral part of these consolidated financial statements.

         CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                       (Dollars in thousands)

                                                       Period From
                                                       Commencement
                                                       of Operations on
                                        Nine Months    December 17,
                                          Ended          1996 to
                                        March 31,        March 31,
                                           1998            1997
                                      -------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                            $ 16,857          $ 13,930
 Adjustments to reconcile net income
 to net cash provided by operating
 activities:
 Depreciation and amortization           13,615             4,394
  (Gain) loss on sale of assets            (676)               26
  Changes  in assets and liabilities,
  net of effect of acquisitions:
  Trade receivables                       8,181            37,922
  Inventories                            (2,004)            6,754
  Prepaid expenses and other assets      (5,380)           (3,583)
  Trade accounts payable and accrued
  expenses                              (19,028)          (41,347)
                                       ---------         ---------
 Net cash provided by operating
      activities                         11,565             18,096
                                       --------          ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property, plant
     and equipment                      (11,916)           (1,710)
   Acquisitions, net of cash received   (13,162)              _
                                        --------           -------
   Net cash used in investing
   activities                           (25,078)           (1,710)
                                        --------           -------


CASH FLOWS FROM FINANCING ACTIVITIES:
 Net repayments on Working Capital
 Facility                                 (122)          (12,800)
 Financing costs                        (2,420)              _
 Borrowings on purchase obligations        _                1,141
 Payments on purchase obligations       (3,117)              (683)
 Advances from general partner             881               _
  Proceeds from issuance of common
  units (net of costs)                  40,795               _
 General partners contribution           1,185               _
 Partnership distributions             (26,070)              _
                                      ---------         ---------
  Net cash provided by (used in)
      financing activities              11,132            (12,342)
                                      --------          ---------

PARTNERSHIP FORMATION TRANSACTIONS:
  Net proceeds from issuance
   of Common and Subordinated
   Units                                 _               191,804
 Borrowings on Working Capital
   Facility                              _                12,800
 Issuance of long-term debt              _               220,000
 Cash transfers from Predecessor
   Companies                             _                22,418
  Repayment of long-term debt and
    related interest                      _             (337,631)
  Distribution to Special General
    Partner for the redemption
    of preferred stock                    _              (61,196)
 Distribution to Special General
    Partner                               _              (15,500)
 Other fees and expenses                  _              (13,626)
                                      ---------         ---------

  Net cash provided by partnership
  formation transactions                  _               19,069
                                      ---------         ---------

      CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

       CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                     (Dollars in thousands)

                                                       Period From
                                                       Commencement
                                                      of Operations on
                                          Nine Months   December 17,
                                               Ended       1996 to
                                             March 31,    March 31,
                                               1998          1997
                                         -------------  -------------
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                               $  (2,381)      $  23,113

CASH AND CASH EQUIVALENTS, Beginning  of
Period                                         8,406              2
                                           ---------       --------

CASH AND CASH EQUIVALENTS, End Of Period   $   6,025      $  23,115
                                            =========     =========
CASH PAID DURING THE PERIOD FOR:
 Interest                                  $  10,429       $  5,228
                                            ========      =========
ASSETS  ACQUIRED  IN  EXCHANGE  FOR  COMMON
UNITS                                      $  17,588          _
                                            ========      =========
ASSETS  ACQUIRED IN EXCHANGE FOR DEBT      $   6,054          _
                                            ========      =========

The accompanying notes are an integral part of these consolidated financial statements.

       CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           MARCH 31, 1998
           (Dollars in thousands, except unit data)


1.   BASIS OF PRESENTATION

  The consolidated financial statements include the accounts of Cornerstone Propane Partners, L.P. ('Cornerstone Partners') and its subsidiary, Cornerstone Propane L.P. (the 'Operating Partnership') and the Operating Partnership's corporate subsidiaries, Cornerstone Sales and Service Corporation ('Sales and Service') and Flame, Inc. (acquired in November 1997), after elimination of all material intercompany balances and transactions. Cornerstone Partners, the Operating Partnership, Sales and Service and Flame, Inc. are collectively referred to as the 'Partnership.'

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

2.   DISTRIBUTIONS OF AVAILABLE CASH

  The  Partnership makes distributions to its  partners  with respect to each fiscal quarter of the Partnership within 45  days after the end of each fiscal quarter in an aggregate amount equal to its  Available  Cash for  such  quarter.  Distributions by the
Partnership in an amount equal to 100% of it's Available Cash will generally be made 98% to the Common and Subordinated Unitholders and 2% to the General Partners, subject to the payment of incentive distributions in the event Available Cash exceeds the Minimum Quarterly Distribution of $.54 on all units. During the Subordination Period, to the extent there is sufficient Available Cash, the holders of Common Units have the right to receive the Minimum Quarterly Distribution, plus any arrearages, prior to the distribution of Available Cash to holders of Subordinated Units. Subordinated Units do not accrue arrearages with respect to distribution for any quarter.
  The  Minimum  Quarterly Distributions for the six-month  period from April 1, 1997 to September 30, 1997, of $.54 per Common  and
Subordinated  Unit  totaling $18,858 were  paid  during  the  six months  ended  December 31, 1997.  For the period from October  1,
1997  to December 31, 1997, distributions of $.54 per Common Unit totaling $7,212 were paid on February 13, 1998.  On April 28,  1998, the Minimum Quarterly Distribution for the period January 1, 1998 to  March  31,  1998,  was  declared  in  the  amount  of  $7,293 representing in the aggregate distributions to the general partner and $.54 per Common Unit. This distribution will be paid on or prior to May 15, 1998. No distributions were declared on the Subordinated Units for the period from October 1, 1997 to March 31, 1998.

3.   ACQUISITIONS

  The  Partnership consummated four acquisitions during the quarter ended  March 31, 1998.  The total consideration  for  the acquisitions was
approximately   $10.8  million of which approximately  $3.0  million was in the form of approximately 148,000 Common Units, $5.7 million was paid in cash and $2.1 million was for liabilities assumed. Effective October 31, 1997, the Partnership  registered  3,000,000 additional  units  which  are available to  be used for future acquisitions.  The  Partnership consummated seven acquisitions during the nine months ended March 31, 1998. The total consideration for the acquisitions was approximately $36.8 million of which approximately $17.6 million was in the form of approximately 762,000 Common Units, $13.2 million was paid in cash and $6.1 million was for liabilities assumed. All acquisitions have been accounted for using the purchase method of accounting.

4.   NET INCOME PER LIMITED PARTNER UNIT

   Financial Accounting Standards Board Statement No. 128, 'Earnings per Share' ('Statement No. 128'), issued in February 1997 and effective for financial statements for periods ending after December 15, 1997, establishes and simplifies standards for computing and presenting earnings per share. Statement No. 128 requires restatement of all prior-period earnings per share data presented. Basic net income per limited partner unit is computed by dividing net income, after considering the General Partners interest, by the weighted average number of Common and Subordinated Units outstanding. Diluted net income per limited partner unit is computed by dividing net income, after considering the General Partners interest, by the weighted average number of Common and Subordinated Units outstanding and the weighted average number of Restricted Units granted under the Restricted Unit Plan.

5.   PARTNERS' CAPITAL

  In January 1998, the Partnership sold an aggregate of 1,960,000 Common Units at $22.125 per unit pursuant to an underwritten public offering. Net proceeds to the Partnership were approximately $40.8 million. The Partnership used approximately $10.0 million of the net proceeds for general business purposes and the balance to repay amounts outstanding under the Bank Credit Facility.

           CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                                PRO FORMA
               CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                              MARCH 31, 1998
             (Dollars in thousands, except per unit data)



                                              Nine        Nine
                                             Months      Months
                                             Ended       Ended
                                           March 31,   March 31,
                                             1998        1997
                                           --------     --------
                                            (Actual)  (Pro Forma)

Revenue                                 $  623,267    $  535,503

Cost of sales                              505,302       428,959
                                         ---------     ---------
Gross profit                               117,965       106,544
                                         ---------     ---------
Expenses:
 Operating, general and administrative      72,757        66,209
 Depreciation and amortization              13,615        10,948
                                         ---------     ---------
                                            86,372        77,157
                                         ---------     ---------

Operating income                            31,593        29,387
Interest expense                            14,641        13,499
                                         ---------     ---------
Income before provision for income taxes    16,952        15,888
Provision for income taxes                      95            70
                                         ---------     ---------
                                         $  16,857      $ 15,818
                                            ======        ======
General partners interest in net income  $     337      $    317
                                              ====          ====
Limited partners'interest in net income  $  16,520      $ 15,501
                                            ======        ======
Basic and diluted net income per limited
  partner unit                           $     .92     $     .94
                                            ======        ======
Weighted average number of
 units outstanding                          17,962        16,513
                                            ======        ======


The accompanying notes are an integral part of these consolidated financial statements.

           CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                      NOTES TO PRO FORMA CONSOLIDATED
                      FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 1998
                         (Dollars in thousands)



1.   BASIS OF PRESENTATION

     The unaudited pro forma consolidated statement of income for the nine months ended March 31, 1997, was derived from the historical statements of operations of Empire Energy Corporation (Empire Energy) for the period July 1 through December 16, 1996, of SYN Inc. (Synergy) for the period July 1 through December 16, 1996, and of CGI Holdings, Inc. (Coast) for the period August 1 through December 16, 1996, and the consolidated statement of operations of the Partnership from December 17, 1996 through March 31, 1997. Empire Energy, Synergy and Coast are collectively referred to as the 'Predecessor Companies.' The pro forma consolidated statement of income was prepared to reflect the effects of the Partnership's December 17, 1996, Initial Public Offering (IPO) as if it had been completed in its entirety as of July 1, 1996. However, this statement does not purport to present the results of operations of the Partnership had the IPO actually been completed as of July 1, 1996. In addition, the pro forma consolidated statement of operations is not necessarily indicative of the results of future operations of the Partnership and should therefore be read in conjunction with the historical consolidated financial statements of the Predecessor Companies and the Partnership appearing elsewhere in this Quarterly Report on Form 10-Q.

 2.  PRO FORMA ADJUSTMENTS

     Significant pro forma adjustments reflected in the pro forma consolidated statement of income included the following:

     Adjustments  to  reflect  the  full  period  effect   of
     operating expense savings resulting from the consolidation of certain operations that occurred subsequent to July 1, 1996, as well as the elimination of certain operating, general and administrative expenses associated with the operation of the Partnership.

     General and administrative adjustments of $1,254 relating to corporate overhead consolidation, the consolidation of certain retail locations and the elimination of bank and consulting fees.

         CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                     NOTES TO PRO FORMA CONSOLIDATED
                     FINANCIAL STATEMENTS (UNAUDITED)
                               MARCH 31, 1998
                           (Dollars in thousands)



  Adjustments of $60 to reflect the additional depreciation and amortization expense due to the increase in property and intangibles that resulted from applying the purchase method of accounting to the Empire Energy and Coast acquisitions.

  Adjustments to reduce interest expense by $270 to reflect interest expense applicable to the Partnership for the nine-month period ended March 31, 1997. These adjustments include interest expense for the $220,000 senior notes at a rate of 7.53% per annum, expense attributable to the working capital facility based on an average outstanding principal balance of $2,000 at 6.5% per annum, expense attributable to debt assumed based on an average outstanding principal balance of $9,500 at 8.5% per annum and debt expense amortization based on $5,500 estimated debt issuance costs.

  Adjustments to reflect the elimination of income tax related accounts because income taxes are not borne by the Partnership, except for income taxes applicable to operations conducted by the Partnership's wholly-owned corporate subsidiary.

                   SYN INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                             (In Thousands)

                                                   For the
                                                   Period
                                                   July 1,
                                                   1996 to
                                                  December 16,
                                                    1996
                                               --------------

REVENUE                                          $  44,066

COST OF SALES                                       23,322
                                                   -------
GROSS PROFIT                                        20,744
                                                   -------

OPERATING EXPENSES
 Salaries and commissions                            7,252
 General and administrative                          6,151
 Depreciation and amortization                       1,904
 Related-party corporate administration and
   management fees                                   1,668
                                                   -------
   Total operating expenses                         16,975
                                                   -------

OPERATING INCOME                                     3,769

INTEREST EXPENSE, including $2,214 to
related party                                        3,311
                                                   -------

INCOME BEFORE INCOME TAXES                             458

INCOME TAX EXPENSE
                                                       298
                                                   -------

NET INCOME                                             160

DIVIDENDS ON CUMULATIVE PREFERRED STOCK             (3,878)
                                                  --------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS
                                                  $ (3,718)
                                                  =========

        The accompanying notes are an integral part of this consolidated financial statement.

                     SYN, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                          (In Thousands)


                                             For the Period
                                             July 1, 1996
                                                  to
                                              December 16,
                                                 1996
                                            -----------------

OPERATING ACTIVITIES:

 Net income                                     $      160
 Items not requiring (providing) cash:
    Depreciation and amortization                    1,904
    Gain on sale of assets                             233
    Deferred income taxes                              298
 Changes in operating items:
  Trade receivables                                 (1,991)
  Inventories                                       (1,873)
  Prepaid expenses and other                          (569)
  Accounts payable                                   2,549
  Accrued expenses                                   3,602
                                                  --------
  Net cash provided by operating
  activities                                         4,313
                                                  --------

INVESTING ACTIVITIES:
 Purchases of property and equipment                (4,240)
 Proceeds from sale of assets                          489
                                                  --------
    Net cash used in investing activities           (3,751)
                                                  --------

FINANCING ACTIVITIES:
 Increase in credit facility                        20,367
 Payments on credit facility                       (16,532)
 Payment on long-term debt                            (242)
 Preferred stock dividends paid                     (3,878)
                                                   -------
Net cash used in financing activities                 (285)
                                                   -------

INCREASE IN CASH                                       277

CASH, BEGINNING OF PERIOD                               14
                                                   -------
CASH, END OF PERIOD                                $   291
                                                   =======

CASH PAID DURING THE PERIOD FOR:
 Interest                                           $3,339
                                                     =====
 Income taxes                                         $190
                                                       ===

        The accompanying notes are an integral part of this consolidated financial statement.

                    SYN INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           (In Thousands)

1.    BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of SYN Inc. and its subsidiaries ('Synergy') after elimination of all material intercompany balances and transactions.

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

1.   SUBSEQUENT EVENTS

     On  December  17,  1996, substantially all of  the  assets  and
     liabilities  of Synergy  were  contributed  to   Cornerstone
     Propane,  L.P.,  a subsidiary of Cornerstone Propane  Partners,
     L.P.

                   EMPIRE ENERGY CORPORATION

        CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                         (In Thousands)


                                                         For the
                                                         Period
                                                         July 1,
                                                         1996 to
                                                      December 16,
                                                          1996
                                                     -------------
REVENUE                                              $   43,201

COST OF SALES                                            23,310
                                                      ---------
GROSS PROFIT                                             19,891
                                                      ---------

OPERATING COSTS AND EXPENSES:
 General and administrative                              13,394
 Depreciation and amortization                            2,930
                                                      ---------
                                                         16,324
                                                      ---------

OPERATING INCOME                                          3,567

INTEREST EXPENSE                                          3,621
                                                      ---------

LOSS BEFORE INCOME TAXES                                   (54)

INCOME TAX EXPENSE                                          32
                                                      ---------
NET LOSS                                                  $(86)
                                                          =====


The accompanying notes are an integral part of this consolidated financial statement.

                   EMPIRE ENERGY CORPORATION

  CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                         (In Thousands)

                                                      For the Period
                                                       July 1, 1996
                                                            to
                                                       December 16,
                                                            1996
                                                       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                               $    (86)
 Items not requiring (providing) cash:
  Depreciation                                             2,671
  Amortization                                               258
  Loss on sale of assets                                       4
  Deferred income taxes                                     (126)
 Changes in:
  Trade receivables                                       (8,352)
  Inventories                                             (4,383)
  Accounts payable and accrued expenses                    4,889
  Prepaid expenses and other                              (2,313)
  Income taxes payable                                       457
  Due from SYN Inc.                                       (1,863)
                                                        ---------
     Net cash used in operating activities                (8,844)
                                                        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sale of assets                                 57
 Purchases of property and equipment                      (2,823)
 Capitalized costs                                          (242)
                                                         --------
    Net cash used in investing activities                 (3,008)
                                                         --------

CASH FLOWS FROM FINANCING ACTIVITIES
 Increase in credit facilities                             9,606
 Principal payments on purchase obligations                 (114)
 Proceeds from management buyout loan                     94,000
 Repayments of acquisition credit facility               (31,100)
 Purchase  of  company stock in  management
 buyout                                                  (59,000)
 Payment of debt acquisition costs                        (3,100)
                                                        ---------
    Net cash provided by financing activities             10,292
                                                        ---------

DECREASE IN CASH                                          (1,560)

CASH:
 Beginning of period                                       2,064
                                                         --------
 End of Period                                             $ 504
                                                            ====



CASH PAID (RECEIVED) DURING THE PERIOD FOR:
 Interest                                                  $910
                                                           ====
 Income taxes                                             $(609)
                                                         ======

The accompanying notes are an integral part of this consolidated financial statement.

                    EMPIRE ENERGY CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           (In Thousands)



1.  BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of Empire Energy Corporation and its subsidiaries ('Empire Energy') after elimination of all material intercompany balances and transactions.

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

2.  CHANGES OF CONTROL

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

                       CGI HOLDINGS, INC.

        CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                         (In Thousands)



                                                        August 1,
                                                           1996
                                                            to
                                                         December
                                                            16,
                                                           1996
                                                         ---------

Sales and other revenue                                $  185,460
                                                         --------
Costs and expenses:
 Cost of sales, except for depreciation and
 amortization                                             173,155
 Operating, general and administrative                      9,919
 Depreciation and amortization                              1,604
 Interest expense                                           2,238
 Loss on sale of partnership interest                         660
                                                          --------
Loss before income taxes                                   (2,116)
Income tax benefit                                           (748)
                                                          --------
Net loss                                                $  (1,368)
                                                         =========

The accompanying notes are an integral part of this consolidated financial statement.

                         CGI HOLDINGS, INC.

        CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                         (In Thousands)

                                                        August 1,
                                                           1996
                                                            to
                                                       December 16,
                                                            1996
                                                       --------------
CASH FLOWS FROM (USED FOR)
 OPERATING ACTIVITIES:
  Net loss                                              $  (1,368)
  Adjustments to reconcile net loss to net
     cash from operating activities
  Depreciation and amortization                             1,604
  Sale of partnership interest                                202
  Deferred income taxes                                      (732)
  Changes in assets and liabilities net of
     acquisitions:
     Accounts and notes receivable                        (11,532)
     Inventories                                            4,257
     Prepaid expenses and deposits                           (729)
     Other assets                                            (154)
     Accounts payable                                      11,082
     Accrued liabilities                                   (1,007)
                                                           -------
                                                            1,623
                                                           -------

CASH FLOWS FROM (USED  FOR) INVESTING
ACTIVITIES:
  Proceeds from sale of property and
     equipment                                                57
  Purchases of and investments in property
     and equipment                                        (1,503)
                                                          -------
                                                          (1,446)
                                                          -------

CASH FLOWS FROM (USED FOR) FINANCING
ACTIVITIES:
  Repayment of long-term debt                               (562)
  Repayment of other notes payable                          (252)
  Principal payments under capital lease obligations        (506)
  Borrowings under acquisition line                        5,999
                                                           ------
                                                           4,679
                                                           ------

NET INCREASE IN CASH                                       4,856

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                      1,519
                                                          ------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                         $  6,375
                                                         =======

The accompanying notes are an integral part of this consolidated financial statement.

                         CGI HOLDINGS, INC.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation
     The consolidated financial statements include the accounts of CGI Holdings, Inc. (the 'Company') and its wholly-owned subsidiary, Coast Gas, Inc., and its wholly-owned subsidiary Coast Energy Group,Inc. ('CEG'). In 1989, the Company formed CEG, headquartered in Houston, Texas, to conduct its wholesale procurement and distribution operations. All significant intercompany transactions have been eliminated in consolidation.

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

3.   SALE OF PARTNERSHIP INTEREST

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

General

The Partnership is a Delaware limited partnership initially formed to own and operate the propane business and assets of Synergy, Empire Energy and Coast. The Partnership's management believes that it is the fifth largest retail marketer of propane in the United States, serving more than 380,000 residential, commercial, industrial and agricultural customers from 301 customer service centers in 27 states.

Because a substantial portion of the Partnership's propane is used in the weather-sensitive residential markets, the temperatures in the Partnership's areas of operations, particularly during the six-month peak-heating season, have a significant effect on the financial performance of the Partnership. In any given area, warmer-than-normal temperatures will tend to result in reduced propane use, while sustained colder-than-normal temperatures will tend to result in greater propane use. Therefore, information on normal temperatures is used by the Partnership in understanding how historical results of operations are affected by temperatures that are colder or warmer than normal and in preparing forecasts of future operations, which are based on the assumption that normal weather will prevail in each of the Partnership's regions.

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

                      CORNERSTONE PROPANE PARTNERS, L.P.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Analysis of Results of Operations

The following discussion compares the results of operations and other data of the Partnership for the three-months ended March 31, 1998, to the three-months ended March 31, 1997, and the nine-months ended March 31, 1998, to the pro forma nine-months ended March 31, 1997, which has been prepared assuming that the Partnership had been in existence at July 1, 1996.

Three months ended March 31, 1998, compared to the three months ended March 31, 1997:

Volume. During the three months ended March 31, 1998, the Partnership sold 83.5 million retail propane gallons; an increase of 8.5 million gallons or 11.3% over the 75.0 million retail propane gallons sold during the three months ended March 31, 1997. Wholesale volumes were 191.0 million gallons and 81.4 million gallons, for the three months ended March 31, 1998 and 1997, respectively, which represents an increase of 109.6 million gallons or 134.6%. The increase in wholesale volume is primarily attributable to the expansion of the wholesale business since the formation of the Partnership in December 1996. Acquisitions of new propane businesses since March 31, 1997, accounted for 9.1 million retail gallons during the three months ended March 31, 1998.

Based on the average number of heating degree days in the markets served by the Partnership, for the three months ended March 31, 1998, temperatures were approximately 7.0% warmer than normal. While this indicator generally measures the impact of temperatures on the Partnership's business, other factors such as geographic mix, magnitude and duration of temperature and weather conditions can also impact sales volumes.
The overall impact of weather is believed by management to have had an adverse impact on the Partnership's retail sales volume (excluding acquisitions) and earnings compared to normal levels for the
three  months  ended  March 31, 1998.   The  three  months  ended
March 31, historically accounts for approximately 48% of the Partnership's annual EBITDA.

                      CORNERSTONE PROPANE PARTNERS, L.P.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Revenues.   Revenues increased by $8.8 million or 4.0% to  $229.3
million for the three months ended March 31, 1998, as compared to
$220.5  million for the three months ended March 31, 1997.   This
increase was primarily attributable to an increase in wholesale Natural Gas Liquids (NGL's) revenue of $10.5 million or 8.0% to $142.5 million for the three months ended March 31, 1998, as compared to $132.0 million for the three months ended March 31,
1997.   This  increase  was  due to the significant  increase  in
wholesale volumes mentioned above offset by a significant reduction in the average cost and average sales price per gallon of wholesale NGL. Revenues for the retail Liquid Propane Gas
(LPG) business decreased by $3.4 million, or 4.1%, to $79.2 million for the three months ended March 31, 1998, as compared to
$82.6  million for the three months ended March 31,  1997.   This
decrease was a result of a reduction in both the average cost and average sales price per gallon of LPG offset to some extent by the increase in sales volume described above.

Cost of Product Sold. Cost of product sold increased by $1.3 million, or .7%, to $179.4 million for the three months ended March 31, 1998, as compared to $178.1 million for the three months ended March 31, 1997. The increase in cost of product sold was primarily due to the increased wholesale sales volume described above. As a percentage of revenues, cost of product sold decreased to 78.2% for the three months ended March 31, 1998, as compared to 80.7% for the three months ended March 31, 1997.

Gross  Profit.  Gross profit increased by $7.5 million, or 17.5%, to  $50.0  million for the three months ended March 31, 1998,  as compared  to $42.5 million for the three months ended  March  31,
1997.   Retail LPG per gallon margins for the three months  ended
March  31,  1998, were slightly smaller than for the same  period last year, primarily due to reductions in the higher margin residential sales due to the mild heating season as a result of El Nino weather patterns and competitive pressures. As a percentage of revenues, gross profit increased to 21.8% for the three months ended March 31, 1998, as compared to 19.3% for the three months ended March 31, 1997, due to  higher retail volumes that have higher margins.  Gross profit from  propane businesses acquired since March 31, 1997, was  $5.1 million for the three months ended March 31, 1998.

Operating, General and Administrative Expenses. Operating, general and administrative expense increased by $1.7 million, or 7.4%, to $25.3 million for the three months ended March 31, 1998, as compared to $23.6 million for the three months ended March 31, 1997. Approximately $1.3 million of this increase was attributable to increases in operating expenses resulting from the acquisitions of new businesses since March 31, 1997, and the correspondingly increased sales volumes discussed above. As a percentage of revenues, operating, general and administrative expenses increased to 11.0% for the three months ended March 31, 1998, as compared to 10.7% for the three months ended March 31, 1997.

               CORNERSTONE PROPANE PARTNERS, L.P.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Nine months ended March 31, 1998, compared to the nine months ended March 31, 1997 (pro forma):

Volume.   During  the  nine  months ended  March  31,  1998,  the
Partnership  sold  199.7  million  retail  propane  gallons,   an
increase of 16.6 million gallons, or 9.1%, from the 183.1 million retail propane gallons sold during the pro forma nine months ended March 31, 1997. Wholesale volumes were 520.9 million gallons and 244.0 million gallons for the nine months ended March
31, 1998 and 1997 respectively, which represents an increase of 276.9 million gallons or 113.5%. The increase in wholesale volume is primarily attributable to the expansion of the wholesale business since the formation of the Partnership in December 1996. Acquisitions of new propane businesses since March 31, 1997, accounted for
17.1  million retail gallons during the nine months  ended  March
31, 1998. For the nine months ended March 31,1998, the impact of the recent El Nino winter adversely impacted average customer sales due to the reduced heating degree days during the winter months in the markets served by the Partnership. While heating degree days generally measures the impact of temperatures on the Partnership's business, other factors such as geographic mix, magnitude and duration of temperature and other weather conditions can also impact sales volumes. The overall impact of weather is believed by management to have had an adverse impact on the Partnership's retail sales volume
(excluding acquisitions) and earnings compared to both normal and year ago levels for the nine months ended March 31, 1998. The nine months ended March 31 historically accounts for approximately 96% of the Partnership's EBITDA.

Revenues.   Revenues  increased by $87.8 million,  or  16.4%,  to
$623.3 million for the nine months ended March 31, 1998, as compared to $535.5 million for the pro forma nine months ended March 31, 1997. This increase was attributable to an increase in wholesale NGL revenues of $175.2 million or 74.6% to $409.9 million for the nine months ended March 31, 1998, as compared to $234.7 million for the pro forma nine months ended March 31, 1997, reflecting the increase in wholesale volume mentioned
above.   The  revenues for the retail LPG business  decreased  by
$4.2 million, or 2.2%, to $185.9 million for the nine months ended March 31, 1998, as compared to $190.1 million for the pro forma nine months ended March 31, 1997. This decrease was a result of a reduction in both the average cost and average sales price per gallon of propane offset to some extent by the increase in sales volume described above.

               CORNERSTONE PROPANE PARTNERS, L.P.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Cost  of  Product Sold.  Cost of product sold increased by  $76.3 million, or 17.8%, to $505.3 million for the nine months ended March 31, 1998, as compared to $429.0 million for the pro forma nine months ended March 31, 1997. The increase in cost of product sold was primarily due to the increased wholesale sales volume described above. As a percentage of revenues, cost of product sold increased to 81.1% for the nine months ended March 31, 1998, as compared to 80.1% for the pro forma nine months ended March 31, 1997.

Gross Profit. Gross profit increased by $11.4 million, or 10.7%, to $118.0 million for the nine months ended March 31, 1998, as compared to $106.5 million for the pro forma nine months ended March 31, 1997. Retail per gallon margins for the nine months ended March 31, 1998, were slightly smaller than for the same period last year, primarily due to reductions in the higher margin residential sales volumes due to the mild winter heating season.
As a percentage of revenues, gross profit decreased to 18.9% for the nine months ended March 31, 1998, as compared to 19.9% for the pro forma nine months ended March 31, 1997. The decrease was caused by higher wholesale volumes which have lower margins. Gross profit from propane businesses acquired since March 31, 1997, was $9.5 million for the nine months ended March 31, 1998.

Operating, General and Administrative Expenses. Operating, general and administrative expense increased by $6.5 million, or 9.9%, to $72.8 million for the nine months ended March 31, 1998, as compared to $66.2 for the pro forma nine months ended March 31, 1997. Approximately $4.3 million of this increase was attributable to increases in operating expenses resulting from the acquisitions of new businesses since March 31, 1997, and the correspondingly increased sales volumes discussed above. As a percentage of revenues, operating, general and administrative expenses decreased to 11.7% for the nine months ended March 31, 1998, as compared to 12.4% for the pro forma nine months ended March 31, 1997.

The partnership utilizes software and various technologies throughout its business that will be affected by the date change in the year 2000. An internal study is currently under way to determine the full scope and related costs to insure that the Partnership's systems continue to meet its internal needs and the needs of its customers. The Partnership has began to incur expenses in 1998 to resolve this issue. The expenses will continue through the year 1999 but are not expected to be material to the Partnership's operations.

               CORNERSTONE PROPANE PARTNERS, L.P.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources

Operating Activities. Cash provided by operating activities during the nine-month period ended March 31, 1998, was $11.6 million. Cash flow from operations included net income of $16.9 million, and noncash charges of $12.9 million for the period, principally comprised of depreciation and amortization expense.
The impact of working capital changes decreased cash flow by approximately $18.2 million.

Investing Activities. Cash used in investment activities for the nine month period ended March 31, 1998, totaled $25.1 million, which was primarily related to Partnership acquisitions and for purchases of property, plant and equipment.

Financing Activities. Cash provided by financing activities was $11.1 million for the nine months ended March 31, 1998, which principally reflects the $40.8 million net proceeds received from the issuance of 1,960,000 additional Common Units, offset by repayments of purchase contract obligations of $3.1 million, payment of financing costs of $2.4 million and cash distributions paid to Unitholders of $26.1 million.

Financing and Sources of Liquidity

The Operating Partnership's obligations under the Note Agreement under which its Senior Notes were issued and its Bank Credit Agreement are secured by a security interest in the Operating Partnership's inventory, accounts receivable and certain customer storage tanks. The Note and Bank Credit Agreements contain various terms and covenants including financial ratio covenants with respect to debt and interest coverage and limitations, among others, on the ability of the Operating Partnership and its subsidiary to incur additional indebtedness, create liens, make investments and loans, enter into mergers, consolidations or sales of all or substantially all assets and make asset sales. Generally, so long as no default exists or would result, the Partnership is permitted to make distributions during each fiscal quarter in an amount not in excess of Available Cash with respect to the immediately preceding quarter. The Operating Partnership was in compliance with all terms and covenants at March 31, 1998.

In January 1998, the Partnership sold an aggregate of 1,960,000 Common Units at $22.125 per unit in pursuant to an underwritten public offering. Net proceeds to the Partnership were approximately $40.8 million. The Partnership used approximately $10.0 million of net proceeds for general business purposes and the balance to repay amounts outstanding under the Bank Credit Facility.
Forward-Looking Statements

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

               CORNERSTONE PROPANE PARTNERS,L.P.




                   PART II.  OTHER INFORMATION

Item 6 Exhibits and Reports on Form 8-K

     a)   Exhibits:

          (27) Financial Data Schedule

     b)   Reports on Form 8-K:

          On January 12, 1998, the Company filed a report on Form 8-
          K noting the Underwriting Agreement for the January 1998, public offering of 1,960,000 Common Units of the Company.

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


                              CORNERSTONE PROPANE PARTNERS, L.P.
                              ----------------------------------
                                        (Registrant)


                                   By:  Cornerstone Propane GP,Inc.
                                        Managing General Partner


Date:  May 14, 1998                By:     /s/ Ronald J. Goedde
                                          ---------------------
                                   Name:  Ronald J. Goedde
                                   Title:    Executive Vice President
                                             and Chief Financial Officer