Form 10-K
period 1998-06-30
CORNERSTONE PROPANE PARTNERS LP
filed 1998-09-28
CIK 1024338

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                              FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended June 30, 1998
                       Commission file Number 1-12499

                       CORNERSTONE PROPANE PARTNERS, L.P.
            (Exact Name of Registrant as Specified in Its Charter)

  Delaware                                               77-0439862

 -----------                                           --------------
(State or other jurisdiction of          (IRS Employer Identification No.)
Incorporation or Organization)

432 Westridge Drive, Watsonville, California                  95076
-------------------------------------------------         ---------------
(Address of Principal Executive Offices)                     (Zip Code)

   Registrant's Telephone Number, Including Area Code     (831) 724-1921

           Securities registered pursuant to Section 12(b) of the Act.

        Title of Each Class       Name of Each Exchange on which Registered
  ----------------------------   -------------------------------------------
           Common Units                   New York Stock Exchange

    Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  / X /     No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /

The aggregate market value of the 13,283,980 common units held by nonaffiliates of the Registrant as of the close of business on September 25, 1998, is:
$255,700,000.

Documents Incorporated by Reference
None

PART I

ITEM 1 . BUSINESS.

GENERAL

 Cornerstone Propane Partners, L.P., ('Cornerstone Partners') and its subsidiary, Cornerstone Propane, L.P. (collectively 'Cornerstone' or 'the Partnership'), were organized in October 1996 and November 1996, respectively, as Delaware limited partnerships. Cornerstone Propane GP, Inc. (the 'Managing General Partner') and SYN Inc. (the 'Special General Partner' and, collectively with the Managing General Partner, the 'General Partners') are the general partners of Cornerstone Partners and the Operating Partnership. The
General Partners own an aggregate 2% interest as general partners, and the Unitholders (including the General Partners as holders of Subordinated
Units) own a 98% interest as limited partners, in Cornerstone Partners and the Operating Partnership on a combined basis. Cornerstone Partners, the Operating Partnership and its corporate subsidiary are referred to collectively herein as the 'Partnership.'

 The Partnership was formed in 1996 to acquire, own and operate the propane businesses and assets of SYN, Inc. and its subsidiaries ('Synergy') and Empire Energy Corporation and its subsidiaries ('Empire Energy') (formerly subsidiaries of Northwestern Growth Corporation ('Northwestern Growth')) and CGI Holdings, Inc. and its subsidiaries ('Coast'). Northwestern Growth is a wholly owned subsidiary of Northwestern Corporation ('NOR'), a New York Stock Exchange-listed national consumer services company.Northwestern Growth was formed in 1994 to pursue and manage nonutility investments and development activities for NOR, with a primary focus on growth opportunities in the energy, energy equipment and energy services industries. To capitalize on the growth and consolidation opportunities in the propane distribution market, in August 1995, Northwestern Growth acquired the predecessor of Synergy, then the sixth largest retail marketer of propane in the United States and, in October 1996, it acquired Empire Energy, then the eighth largest retail marketer of propane in the United States. Immediately prior to the Partnership's initial public offering ('IPO') of Common Units in December 1996, Northwestern Growth acquired Coast, then the 18th largest retail marketer of propane in the United
States. The Partnership commenced operation on December 17, 1996, concurrently with the closing of the IPO, when substantially all of the assets and liabilities of Synergy, Empire Energy and Coast were contributed to the Operating Partnership. Information in this Form 10-K related to the pro forma year ended June 30, 1997, reflects a full year of activity for the three predecessor companies, as if the Partnership had been in operation on July 1, 1996.

 The Partnership believes that it is the fifth largest retail marketer of propane in the United States in terms of volume, serving more than 380,000 residential, commercial, industrial and agricultural customers from 282 customer service centers in 27 states as of June 30, 1998. The Partnership's operations are concentrated in the east coast, south-central and west coast regions of the United States. For the year ended June 30, 1998, the Partnership had retail propane sales of approximately 235 million gallons.

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

 The retail propane business is a 'margin-based' business in which gross profits depend on the excess of sales prices over propane supply costs. Sales of propane to residential and commercial customers, which account for the vast majority of the Partnership's revenue, have provided a relatively stable source of revenue for the Partnership. Based on fiscal 1998 retail propane gallons sold, the customer base consisted of 54% residential, 57% commercial and industrial and 20% agricultural and other customers. Sales to residential customers have generally provided higher gross margins than other retail propane sales. While commercial propane sales are generally less profitable than residential retail sales, the Partnership has traditionally relied on this customer base to provide a steady, noncyclical source of revenues. No single customer accounted for more than 1% of total revenues.

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

SOURCES OF SUPPLY

 The Partnership's propane supply is purchased from oil companies and natural gas processors at numerous supply points located in the United States and Canada. During the year ended June 30, 1998, virtually all of the Partnership's propane purchases of its propane supply was purchased pursuant to agreements with terms of less than one year, but the percentage of contract purchases may vary from year to year as determined by the Partnership. Supply contracts generally provide for pricing in accordance with posted prices at the time of delivery or the current prices established at major delivery points. Most of these agreements provide maximum and minimum seasonal purchase guidelines. In addition, the Partnership makes purchases on the spot market from time to time to take advantage of favorable pricing. The Partnership receives its supply of propane predominantly through railroad tank cars and common carrier transport.

 Supplies of propane from the Partnership's sources historically have been readily available. In the year ended June 30, 1998, Dynegy was the Partnership's largest supplier providing approximately 9% of the Partnership's total propane supply for its retail and wholesale operations (excluding propane obtained from the Partnership's natural gas processing operations). The Partnership believes that if supplies from Dynegy were interrupted, it would be able to secure adequate propane supplies from other sources without a material disruption of its operations. No single supplier provided more than 10% of the Partnership's domestic propane supply in the year ended June 30, 1998. Although no assurance can be given that supplies of propane will be readily available in the future, the Partnership expects a sufficient supply to continue to be available. The Partnership has not experienced a shortage that has prevented it from satisfying its customer's need and does not foresee any significant shortage in the supply of propane.

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

OPERATIONS

 The Partnership has organized its operations in a manner that the Partnership believes enables it to provide excellent service to its customers and to achieve maximum operating efficiencies. The Partnership's retail propane distribution business is organized into regions. Each region is supervised by a region manager. Personnel located at the retail service centers in the various regions are primarily responsible for customer service and sales.

 A number of functions are centralized at the Partnership's corporate headquarters in order to achieve certain operating efficiencies as well as to enable the personnel located in the retail service centers to focus on customer service and sales. The corporate headquarters and the retail service centers are linked via a computer system. Each of the Partnership's primary retail service centers is equipped with a computer connected to the central management information system in the Partnership's corporate headquarters. This computer network system provides retail company personnel with accurate and timely information on supply cost, inventory and customer accounts. The Partnership makes centralized purchases of propane through its wholesale division for resale to the retail service centers enabling the Partnership to achieve certain advantages, including price advantages, because of its status as a large volume buyer. The functions of cash management, accounting, taxes, payroll, permits, licensing, asset control, employee benefits, human resources, and strategic planning are also performed on a centralized basis.

TRADEMARKS

 The Partnership utilizes a variety of trademarks, including 'Synergy Gas' and its related design, which the Partnership owns, and 'Empire Gas' and its related design, which the Partnership has the right to use, and trade names, including 'Coast Gas.' The Partnership generally expects to retain the names and identities of acquired entities, which the Partnership believes preserves the goodwill of the acquired businesses and promotes continued local customer loyalty. The Partnership regards its trademarks, trade names and other proprietary rights as valuable assets and believes that they have significant value in the marketing of its products.

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

 In addition to competing with alternative energy sources, the Partnership competes with other companies engaged in the retail propane distribution business. Competition in the propane industry is highly fragmented and generally occurs on a local basis with other large full-service multi-state propane marketers, thousands of smaller local independent marketers and farm cooperatives. Based on industry publications, the Partnership believes that the domestic retail market for propane is approximately 9.2 billion gallons annually, that the 10 largest retailers, including the Partnership, account for approximately 33% of the total retail sales of propane in the United States, and that no single marketer has a greater than 10% share of the total retail market in the United States. Most of the Partnership's customer service centers compete with five or more marketers or distributors. Each customer service center operates in its own competitive environment, because retail marketers tend to locate in close proximity to customers. The Partnership's customer service centers generally have an effective marketing radius of approximately 25 to 50 miles, although in certain rural areas the marketing radius may be extended by a satellite storage location.

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

 The wholesale liquified petroleum gas (LPG) business, which includes propane, is highly competitive. For the year ended June 30, 1998, the Partnership's wholesale LPG operations accounted for 68% of total revenue but less than 13% of the gross profit. The Partnership believes that its wholesale business provides it with a national presence and a reasonably secure, efficient supply base, and positions it well for expansion through acquisitions or start-up operations in new markets.

RISKS OF BUSINESS

 The Partnership's propane operations are subject to all the operating hazards and risks normally incident to handling, storing and transporting combustible liquids, such as the risk of personal injury and property damages caused by accident or fire.

 The Partnership's comprehensive general and excess liability policy provides coverage for losses of up to $99.0 million with a $50,000 self-insured retention.

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

 The Partnership currently meets and exceeds federal regulations requiring that all persons employed in the handling of propane gas be trained in proper handling and operating procedures. All employees have participated or will participate within 90 days of their employment date, in hazardous materials training. The Partnership has established ongoing training programs in all phases of product knowledge and safety including participation in the National Propane Gas Association's ('NPGA') Certified Employee Training Program.

PERSONNEL

 As of September 25, 1998, the Partnership had 2000 full time employees, of whom 106 were general and administrative and 1894 were operational employees. Fewer than 100 of the Partnership's employees were represented by labor unions. The Partnership believes that its relations with its employees are satisfactory. The Partnership generally hires seasonal workers to meet peak winter demand.

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

ITEM 2. PROPERTIES

CORPORATE HEADQUARTERS

 The principal executive offices of the Partnership are located at 432 Westridge Drive, Watsonville, California 95076. These offices are leased through 2002.

 The accounting and the day-to-day operations are centralized in Lebanon, Missouri. These offices are leased through 2006.

RETAIL/CUSTOMER SERVICE CENTERS

 The Partnership leases retail service centers and administrative office space under noncancelable operating leases expiring at various times through 2008. These leases generally contain renewal options and require the Partnership to pay all executory costs (property taxes, maintenance and insurance). As of June 30, 1998, the Partnership operated 282 customer service centers.

 As of June 30, 1998, the Partnership operated bulk storage facilities with total propane storage capacity of approximately 15 million gallons, of which 3 million gallons is owned by the Partnership and 12 million gallons are leased. The Partnership does not own, operate or lease any underground propane storage facilities (excluding customer and local distribution tanks) or pipeline transportation assets (excluding local delivery systems).

DISTRIBUTION

 The Partnership purchases propane at refineries, gas processing plants, underground storage facilities, and pipeline terminals and transports the propane by railroad tank cars and tank trailer trucks to the Partnership's retail service centers, each of which has gas bulk storage capacity ranging from 30,000 to 120,000 gallons. The Partnership is a shipper on all major interstate LPG pipeline systems. The retail service centers have an aggregate storage capacity of approximately 17 million gallons of propane, and each service center has equipment for transferring the gas into and from the bulk storage tanks. The Partnership owns and operates 43 over-the-road tractors and 47 transport trailers to deliver propane and consumer tanks to its retail service centers and also relies on common carriers to deliver propane to its retail service centers.

 Deliveries to customers are made by means of approximately 760 bobtail trucks and approximately 900 other delivery and service vehicles owned by the Partnership. Propane is stored by the customers on their premises in stationary steel tanks generally ranging in capacity from 25 to 1,000 gallons, with large users having tanks with a capacity of up to 30,000 gallons. Most of the propane storage tanks used by the Partnership's residential and commercial customers are owned by the Partnership and leased, rented or loaned to customers. The Partnership owned approximately 400,000 of these customer storage tanks.

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

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED UNITHOLDER
MATTERS.

 Cornerstone Propane Partners, L.P. Common Units are traded on the New York Stock Exchange under the symbol CNO. The high and low trading prices for the following quarters were:

Fiscal Year 1998
----------------

Quarter ended September 30                    23 7/8    21 1/16
Quarter ended December 31                     23 15/16  22 1/4
Quarter ended March 31                        23 3/8    20 1/2
Quarter ended June 30                         22 15/16  21

                                             High     Low
                                           --------  --------
Fiscal Year 1997

Quarter ended March 31                      $22 3/8  $20 7/8
Quarter ended June 30                        22 1/8   19 3/4

 As of September 25, 1998, there were approximately 13,284,000 holders of Common Units, including individual participants in security position listings.

 There is no established public trading market for the Subordinated Units, all of which are held by the Managing General Partner and the Special General Partner.

 The Partnership will distribute to its partners, on a quarterly basis, all of its Available Cash, which is generally all cash on hand at the end of a quarter, as adjusted for reserves. The Managing General Partner has broad discretion in making cash disbursements and establishing reserves. The Partnership intends, to the extent there is sufficient Available Cash, to distribute to each holder of Common Units at least $.54 per Common Unit per quarter (the 'Minimum Quarterly Distribution') or $2.16 per Common Unit on an annualized basis.

 To enhance the Partnership's ability to make the Minimum Quarterly Distribution on the Common Units during the Subordination Period, which will generally extend at least through December 31, 2001, each holder of Common Units will be entitled to receive the Minimum Quarterly
Distribution, plus any arrearages thereon, before any distributions are made on the outstanding subordinated limited partner interests of the Partnership (the 'Subordinated Units'). Upon expiration of the
Subordination Period, all Subordinated Units will convert if full distribution to Common Units has occurred for twelve consecutive quarters and will be on a one-for-one basis and will thereafter participate pro rata with the other Common Units in distributions of Available Cash.

 For a further discussion of the Partnership's cash distribution policy, refer to Notes 4 and 7 in the Partnership's Consolidated Financial Statements included in Item 8 of this report. For a discussion of certain restrictions under the Partnership's loan agreements that limit the Partnership's ability to pay cash distributions, refer to 'Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Financing and Sources of Liquidity' included in Item 7 of this report.

ITEM 6. SELECTED FINANCIAL DATA.

CORNERSTONE

 The following table presents selected consolidated operating and balance sheet data of the Partnership as of June 30, 1998 and 1997, and for the year ended June 30, 1998, and the period from Commencement of Operations (December 17, 1996) to June 30, 1997. The financial data of the Partnership was derived from the Partnership's audited consolidated financial statements. The financial data set forth below should be read in conjunction with the Partnership's consolidated financial statements, together with the notes thereto, included in Item 8 of this report.

CORNERSTONE PARTNERS

(In Thousands, Except Per Unit Data)



                                                          Period from
                                                          Inception
                                                          (December
                                                          17,
                                            Year Ended    1996) to
                                            June 30,      June 30,
                                            1998          1997
                                            ------------  ---------

Statement of Operations Data:

 Revenues                                   $ 768,129     $ 389,630
 Cost of sales                                623,924       315,324
                                            ---------      --------
 Gross profit                                 144,205        74,306

 Operating, general and administrative
         Expenses                              97,184        50,023
 Depreciation and amortization                 18,246         8,519
                                            ---------      --------
 Operating income                              28,775        15,764

 Interest expense                              19,222         9,944
                                            ---------      --------

 Income before provision for income taxes       9,553         5,820

 Provision for income taxes                       127            64
                                             --------      --------

 Net income                                 $   9,426     $   5,756
                                             ========      ========

                                                 1998           1997
                                              ----------     ---------
Balance Sheet Data:

  (As of June 30)
  Current assets                            $  53,221       $  50,461
  Total assets                                572,511         521,193
  Current liabilities                          51,595          40,942
  Long-term debt (including current
     maturities)                              240,938         237,268
  Partners' capital                           279,594         243,929

Operating Data:

 Capital expenditures(including acquisitions)$  30,096      $    3,754
 EBITDA   (a)                                   47,021          24,283
 Income per unit                                   .50             .34
 Retail propane gallons sold                   235,000         213,700


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

SYNERGY

 The financial information set forth below is derived from the audited financial statements of Synergy. On August 15, 1995, Synergy Group Incorporated ('SGI'), the predecessor of Synergy, was acquired by Synergy. The financial information below as of March 31, 1994 and 1995, is derived from the audited financial statement of SGI. The comparability of financial matters is affected by the change in ownership of SGI and the concurrent sale of approximately 25% of SGI's operations to Empire Energy (which at that time was not related to Synergy). The Statement of Operations Data and the Operating Data for the four and one-half months ended August 14, 1995, represent information for the period from the end of the last fiscal year of SGI until the date of the sale to Synergy, and are presented only to reflect operations of Synergy for a complete five-year period. The retail propane gallons sold for all periods presented is derived from the accounting records of Synergy and SGI and is unaudited. The Selected Historical Financial and Operating Data below should be read in conjunction with the consolidated financial statements of Synergy and SGI included in Item 8 of this report.

                  Synergy Group Incorporated             Syn Inc.
         ------------------------------------------  ---------------

                                              Four    Ten    Five And
                                              And     And
                                              One-    One-    One-Half
                                              Half    Half
                                              Months  Months  Months
                     Fiscal Year Ended        Ended   Ended   Ended
                         March 31,            August  June    December
                --------------------------     14,     30,     16,
                             1994      1995   1995    1996    1996
                             ----      ----   ----    ----    ----
                                       (In Thousands)
STATEMENT OF
OPERATIONS DATA:
  Revenues                $133,731  $123,562 $ 32,179 $ 96,062  $ 44,066
  Cost of product sold      63,498    59,909   15,387   46,187    23,322
  Gross profit              70,233    63,653   16,792   49,875    20,744
  Depreciation and
     amortization            5,170     5,100     1,845   3,329     1,904
  Operating income (loss)    3,609    (2,291)   (6,660) 14,520     3,769
  Interest expense          13,126    11,086     3,223   5,584     3,311
  Provision(benefit) for
     income Taxes             (400)      (84)       31   3,675       298
  Net income (loss)        (11,615)  (13,417)   (9,813)  5,261       160

BALANCE SHEET DATA
 (END OF PERIOD)
  Current assets          $ 31,149  $ 27,542  $ 21,501 $ 59,027 $ 21,271
  Total assets             111,914   103,830    96,500  166,762  174,140
  Current liabilities      161,360   109,685   119,546   34,850    9,139
  Total debt               122,626    92,717    89,541   79,524   84,585
  Redeemable preferred stock     -         -         -   55,312   55,312
  Stockholders'
     equity (deficit)      (55,424)  (15,762)  (25,576)  (1,899)  (5,617)
OPERATING DATA:
 EBITDA (a)               $  8,779  $  2,809  $ (4,815) $ 17,849 $ 5,673
 Capital expenditures        3,141     3,737       596     8,708   3,751
 Retail propane
    gallons sold           137,937   126,205    27,282    92,621  39,468


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


EMPIRE ENERGY

 The financial information set forth below is derived from the audited financial statements of Empire Energy. Empire Energy was formed in June
1994 as a result of a tax-free split-off (the 'Split-Off') from Empire Gas Corporation. As discussed in Note 2 to Empire Energy's Consolidated Financial Statements included in Item 8, on August 1, 1996, the principal shareholder of Empire Energy and certain other shareholders sold their interests in Empire Energy to certain members of management (the 'Management Buy-Out'). On October 7, 1996, Northwestern Growth purchased 100% of the Empire Energy common stock. The results of operations and other data for the five and one-half months ended December 16, 1996, are stated on a pro forma basis to combine the one month ended prior to the Management Buy-Out, the two months ended prior to the Northwestern Growth acquisition and the two and one-half months beginning with the Northwestern Growth acquisition. The retail propane gallons sold for all periods presented is derived from the accounting records of Empire Energy and is unaudited. The Selected Historical Financial and Operating Data below should be read in conjunction with the consolidated financial statements of Empire Energy included in Item 8 of this report.

                                         Empire Energy
                                        -----------------
                                                                 Five and
                                                                 One-Half
                                                                  Months
                                                                  Ended
                         Fiscal Year Ended June 30,            December 16,
                       ----------------------------       -----------------
                                   1994   1995     1996     1996
                                 ------  ------  ------   -------
                                          (In Thousands)
STATEMENT OF OPERATIONS
 DATA
  Revenues                       $60,216 $56,689 $ 98,821  $43,201
  Cost of product sold            28,029  26,848   50,080   23,310
  Gross profit                    32,187  29,841   48,741   19,891
  Depreciation and amortization    4,652   4,322    5,875    2,929
  Operating income                 6,015   1,084    9,846    3,567
  Interest expense                   118      39    2,598    3,621
  Provision for income taxes       2,400     600    3,550       32
  Net income (loss)                3,497     445    3,698      (86)
BALANCE SHEET DATA:
 (END OF PERIOD)
  Current assets                  $9,292 $ 9,615  $ 16,046 $27,491
  Total assets                    64,734  69,075   107,102 183,046
  Current liabilities             2,697    4,277    12,126  11,210
  Long-term debt                    135    1,701    25,442 111,853
  Stockholders' equity           46,111   46,535    50,233  15,922
OPERATING DATA:
 EBITDA (a)                      $10,667 $ 5,406  $ 15,721 $ 6,496
 Capital expenditures              4,058   8,365    39,164   2,823
 Retail propane gallons sold      67,286  62,630   104,036  40,847


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

COAST

 The financial information set forth below is derived from the audited financial statements of Coast. The Selected Historical Financial and Operating Data below should be read in conjunction with the consolidated financial statements of Coast included in Item 8 of this report.

                                              Coast
                                      --------------------------
                                                         Four and
                                                         One-Half
                                                          Months
                                                          Ended
                            Fiscal Year Ended July 31,  December 16,
                           --------------------------  -------------
                                  1994    1995     1996     1996
                                 ------  ------  ------  --------
                                         (In Thousands)
STATEMENT OF OPERATIONS
 DATA
  Revenues                      $242,986 $266,842  $684,354 $185,460
  Cost of product sold           214,632  234,538   351,213  173,155
  Gross profit                    28,354   32,304    33,141   12,305
  Depreciation and amortization    3,282    3,785     4,216    1,604
  Operating income                 3,843    4,535     4,044      122
  Interest expense                 4,029    5,120     5,470    2,238
  Benefit for income taxes           (28)    (202)     (473)    (748)
  Net loss (a)                      (158)    (889)     (953)  (1,368)

BALANCE SHEET DATA:
 (END OF PERIOD)
  Current assets                $ 29,150  $33,676  $ 35,297   $49,392
  Total assets                    93,559  101,545   106,179   119,066
  Current liabilities             31,178   27,605    37,849    48,254
  Long-term debt                  31,080   46,021    41,801    46,245
  Mandatorily reedemable
     securities                    8,874    7,781     8,559     8,675
  Stockholders' equity             7,661    7,853     6,098     4,614

OPERATING DATA:(unaudited)
 EBITDA (b)                     $  7,125  $ 8,320  $  8,559   $ 1,726
 Capital expenditures (c)          4,451    5,581     6,060     1,503
 Retail propane gallons sold      30,918   36,569    34,888    13,380

(a) Included in the net loss for the year ended July 31, 1995, is an extraordinary charge to income of $506,000 for the early retirement of debt, net of the income tax benefit.

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

(c) Capital expenditures fall generally into these categories: (i) growth capital expenditures, which include expenditures fot the purchase of new propane tanks and other equipment to facilitate expansion of the retail customer base, (ii) maintenance capital expenditures, which include expenditures for repair and replacement of proprty, plant and equipment, and
(iii) acquisition capital expenditures.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONTITION AND RESULTS OF OPERATIONS

 The following discussion of the historical financial condition and results of operations for Cornerstone Propane Partners, L.P. and its subsidiary, Cornerstone Propane, L.P. (collectively 'Cornerstone' or the 'Partnership') should be read in conjunction with the historical financial statements and accompanying notes thereto included elsewhere in this report and the pro forma financial information elsewhere herein.

GENERAL

 The Partnership is a Delaware limited partnership formed in October 1996 to own and operate the propane business and assets of SYN Inc. and its subsidiaries ('Synergy'), Empire Energy Corporation and its subsidiaries ('Empire'), and CGI Holdings, Inc. and its subsidiaries ('Coast'). The Partnership believes it is the fifth largest retail marketer of propane in the United States, serving more than 380,000 residential, commercial, industrial and agricultural customers from 282 customer service centers in 27 states.

 Because a substantial portion of the Partnership's propane is used in the weather-sensitive residential markets, the heating degree days in the Partnership's areas of operations, particularly during the six-month peak-heating season, have a significant effect on the financial performance of the Partnership. Heating degree days are a general indicator of weather impacting propane usage and is calculated by taking the difference between 65 degrees and the average temperature of the day (if less than 65 degrees). Warmer-than-normal temperatures will generally result in reduced propane use.

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

Analysis of Historical Results of Operations

 The following discussion compares the results of operations and other data of Cornerstone for the year ended June 30, 1998, to the pro forma year ended June 30, 1997. The pro forma consolidated statement of income was prepared to reflect the effects of the Partnership's December 17, 1996 Initial Public Offering ('IPO') as if it had been completed in its entirety as of July 1, 1996.

                                                         Pro Forma
Year Ended June 30, thousands of dollars               1998      1997
                                                      ------    ------
Revenues                                            $768,129  $ 664,197
Cost of sales                                        623,924    534,892
                                                     -------    -------
Gross profit                                         144,205    129,305
Operating, general and
administrative
 expenses                                             97,184     88,264
Depreciation and amortization                         18,246     15,073
                                                     -------   --------

Operating income                                      28,775     25,968
Interest expense                                      19,222     18,215
Provision for income taxes                               127        109
                                                     -------   --------
Net income                                          $  9,426   $  7,644
                                                     =======    =======

 During the fiscal year ended June 30, 1998, Cornerstone sold 235.0 million retail propane gallons, an increase of 21.3 million gallons or 10.0% from the 213.7 million retail propane gallons sold during the year ended June 30, 1997. The increase in retail volume was primarily attributable to acquisitions, which added 22.0 million gallons. Excluding acquisitions, retail volumes were flat, with increases in customer base being offset by the warmer weather conditions attributable to the El Nino winter weather pattern. The heating season for 1998 was the second warmest on record in the last 103 years, since weather records were maintained, a fact both noted and felt by the Partnership.

 Revenues increased by $103.9 million or 15.6% to $768.1 million for the year ended June 30, 1998, as compared to $664.2 million for the year ended June 30, 1997. This increase was attributable to an increase in wholesale revenues of $124.6 million or 31.1% to $525.3 million for the year ended June 30, 1998, as compared to $400.7 million for the year ended June 30, 1997, due primarily to higher volumes which were offset by lower prices. Revenues for the retail business declined by $20.7 million or 7.9% to $242.8 million for the year ended June 30, 1998, as compared to $263.5 million for the year ended June 30, 1997. This decrease was the result of lower selling prices, which was partially offset by higher gallons.

 Cost of sales increased by $89.0 million, or 16.6% to $623.9 million for the year ended June 30, 1998, as compared to $534.9 million for the year ended June 30, 1997. The increase in cost of sales was due to higher wholesale volumes. As a percentage of revenues, cost of sales increased to 81.2% for the year ended June 30, 1998, as compared to 80.5% for the year ended June 30, 1997. The increase is due to higher growth in the wholesale business which has a higher cost of sales to revenue ratio.

 Gross profit increased $14.9 million or 11.5% to $144.2 million for the year ended June 30, 1998, as compared to $129.3 million for the year ended June 30, 1997, primarily due to acquisitions.

 Operating, general and administrative expenses increased by $8.9 million or 10.1% to $97.2 million for the year ended June 30, 1998, as compared to $88.3 million for the year ended June 30, 1997. This increase was related primarily to acquisitions, with some additional costs required to support the increased business growth. As a percentage of revenues, operating, general and administrative expenses decreased to 12.7% for the year ended June 30, 1998, as compared to 13.3% for the year ended June 30, 1997. Depreciation and amortization increased $3.1 million or 20.5% to $18.2 million for the year ended June 30, 1998, as compared to $15.1 million for the year ended June 30, 1997. This increase was primarily due to the additional amortization and depreciation expense related to acquisitions.

 Operating income increased $2.8 million or 10.8% to $28.8 million for the year ended June 30, 1998, as compared to $26.0 million for the year ended June 30, 1997. This increase was primarily the result of the increased gross profit described above, partially offset by the increased operating, general and administrative expenses also described above.

 Interest expense increased by $1.0 million or 5.5% to $19.2 million for the year ended June 30, 1998, as compared to $18.2 million for the year ended June 30, 1997. The increase is due to higher borrowings in the current period related to business acquisitions.

 Net income increased $1.8 million or 23.7% to $9.4 million for the year ended June 30, 1998, as compared to $7.6 million for the year ended
June 30, 1997. This increase reflects the increased operating income discussed above, partially offset by increased depreciation, amortization and interest costs. Total earnings before interest, taxes, depreciation and amortization (EBITDA) increased by $6.0 million or 14.6% to $47.0 million for the year ended June 30, 1998, as compared to $41.0 million for the year ended June 30, 1997. The increase in EBITDA reflects the increased operating income discussed above. As a percentage of revenues, EBITDA was approximately 6% for both fiscal 1997 and 1998. Retail operations contributed approximately 32% of the revenue and 92% of the EBITDA for fiscal year 1998.

EBITDA should not be considered as an alternative to net income (as an indication of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) but provides additional information to evaluate the Partnership's ability to distribute the Minimum Quarterly Distribution.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows. Cash provided by operating activities during 1998 totaled $24.9 million. Cash flow from operations included net income of $9.4 million and noncash charges of $18.2 million for the period, comprised of depreciation and amortization expense. The gain on sale of assets decreased cash flow from operating activities by $0.7 million. The impact of working capital changes decreased cash flow by approximately $2.0 million.

 Cash used in investing activities for 1998 totaled $30.1 million, which was principally used for acquisitions and purchases of property and equipment. Cash provided by financing activities was $6.2 million for 1998. This amount reflects funds from a secondary offering of units and net borrowings on the Working Capital Facility, partially offset by the payment of partnership distributions.

 On December 17, 1996, Cornerstone Propane Partners, L.P. completed its initial public offering (IPO), proceeds from which amounted to $191.8 million. Concurrently with the IPO, Cornerstone Propane, L.P. (the 'Operating Partnership') issued $220.0 million of Senior Notes and borrowed $12.8 million on its Working Capital Facility. Also on the IPO date, the Operating Partnership received cash of $22.4 million from the Predecessor Companies. Proceeds from the IPO, Senior Notes and the Working Capital Facility were used to repay liabilities assumed by the Operating Partnership ($337.6 million), to make distributions to the Partnership's Special General Partner to redeem its preferred stock ($61.2 million), to provide net worth to the Special General Partner ($15.5 million) and to pay expenses of the partnership organization and formation ($13.7 million).

 In January 1998, the Partnership issued 1,960,000 additional units which provided $40.8 million for general corporate purposes, which included working capital, expansion of the Partnership's propane business by internal growth and through acquisition, and repayment of indebtedness.

 In August 1998, the Partnership filed a Form S-3 covering the proposed issuance of 2,500,000 Common Units for general corporate purposes, which may include acquisitions, working capital, expansion of the Partnership's propane business by internal growth and repayment of indebtedness.

Financing and Sources of Liquidity. On December 17, 1996, the Operating Partnership issued $220 million of Senior Notes with a fixed annual interest rate of 7.53% pursuant to note purchase agreements with various investors (collectively, the 'Note Agreement'). The Senior Notes mature on December 30, 2010, and require semi-annual interest payments on December 30 and June 30. The Note Agreement requires that the principal be paid in equal annual installments of $27.5 million starting December 30, 2003. Also on the same date, the Operating Partnership entered into a bank credit agreement consisting of a working capital facility (the 'Working Capital Facility') and an acquisition facility (the 'Acquisition Facility'). The Working Capital Facility provides for revolving borrowings up to $50 million (including a $20 million sublimit for letters of credit) and matures on December 31, 1999. The Bank Credit Agreement provides that there must be no amount outstanding under the Working Capital Facility (excluding letters of credit) in excess of $10 million for at least 30 consecutive days during each fiscal year. At June 30, 1998, $8.7 million was outstanding under the Working Capital Facility. Issued outstanding letters of credit totaled $9.8 million at June 30, 1998. The Acquisition Facility provides the Operating Partnership with the ability to borrow up to $75 million to finance propane business acquisitions. The Acquisition Facility operates as a revolving facility through December 31, 1999, at which time any loans then outstanding may be converted to term loans and will amortize quarterly for a period of four years thereafter. No amounts were outstanding at June 30, 1998. Loans under the Bank Credit Agreement bear interest at variable base or Eurodollar rates. At June 30, 1998, the applicable base and Eurodollar rates were 8.625% and 6.425%, respectively. In addition, an annual fee is payable quarterly by the Operating Partnership (whether or not borrowings occur) ranging from .125% to .325% depending upon debt coverage ratios.

 The Operating Partnership's obligations under the Note and Bank Credit Agreements are secured by a security interest in the Operating Partnership's inventory, accounts receivable and propane storage tanks.
The Note and Bank Credit Agreements contain various terms and covenants including financial covenants with respect to debt and interest coverage and limitations, among others, on the ability of the Operating Partnership and its subsidiaries to incur additional indebtedness, create liens, make investments and loans, sell assets and enter into mergers, consolidations or sales of all or substantially all assets. The Operating Partnership was in compliance with all terms and covenants at June 30, 1998.

YEAR 2000

 The Year 2000 issue is the result of computer programs using only the last two digits to indicate the year. If uncorrected, such computer programs will not be able to interpret dates correctly beyond the year 1999 and, in some cases prior to that time (as some computer experts believe), which could cause computer system failures or other computer errors disrupting business operations. Recognizing the potentially severe consequences of the failure to be Year 2000 compliant, the Partnership's management has developed and implemented a company-wide program to identify and remedy the Year 2000 issues. A project team, consisting of the Partnership's Director of Information Systems and the Partnership's key IS managers who supervise operations at each of the Partnership's three main regional facilities in California, Missouri and Texas, together with the Chief Information Officer of Northwestern Corporation, the Partnership's parent corporation, was created to manage the company's Year 2000 problems, enabling a smooth transition into the Year 2000. The project team reports directly to executive management who have assigned a high priority to such efforts within the Partnership.

 The scope of the Partnership's Year 2000 readiness program includes the review and evaluation of (i) the Partnership's information technology (IT) such as hardware and software utilized in the operation of the Partnership's business; (ii) the Partnership's non-IT systems or embedded technology such as micro-controllers contained in various equipment and facilities; and (iii) the readiness of third parties, including customers, suppliers and other key vendors to the company, and the electronic data interchange (EDI) with those key third parties. If needed modifications and conversions are not made on a timely basis, the Year 2000 issue could have a material adverse effect on the Partnership's operations.

 The Partnership is currently using internal and external resources to identify, correct and test large quantities of lines of application software code for systems that were developed internally. Remediation of these systems is expected to be completed by June 1999 except for the Partnership's Retail Information System, consisting principally of its billing and accounts receivable systems, which is already Year 2000 compliant. Since January 1997, the Partnership has been converting its old billing system installed at each customer service center to the new Retail Information System. Currently, approximately one-half of the Partnership's customer service centers are running the new system, with the roll-out to the balance of the centers schedule to be completed by October 1999.

 Software developed externally is being evaluated for Year 2000 compliance and will be upgraded or replaced. In the case of the Partnership's existing NT-platform-based financial systems and oil and gas applications, it is anticipated that solutions will be acquired from third party vendors. In addition, these systems are being evaluated for meeting current and future business needs (which is an on-going process), and the Partnership is using this process as an opportunity to upgrade and enhance its information systems. The Partnership anticipates completing such upgrades and replacements as needed by March 1999.

 In addition to internal Year 2000 remediation activities, the Partnership is in contact with key suppliers, vendors and customers to assure no interruption from activities with important third parties. While none of the Partnership's products are directly date sensitive, the supply and transportation of propane gas products are dependent upon companies whose own systems may need to be Year 2000 compliant. If third parties do not convert their systems in a timely manner and in a way compatible with the Partnership's systems, the arrival of the Year 2000 could have an adverse effect on the company operations. The Partnership believes that its actions with key suppliers, vendors and customers will minimize these risks. Furthermore, no single customer accounts for more than 10% of the Partnership's consolidated gross profits, thus mitigating the adverse risk to the Partnership's business if some but not all customers are not Year 2000 compliant. Also, only a minimal number of transactions are conducted through EDI, which reduces the risk.

 The Partnership's primary focus has been directed at resolving the Year 2000 problem. While the Partnership expects its internal IT and non-IT systems to be Year 2000 compliant by the dates specified, the Partnership will be developing a contingency plan specifying what the Partnership will do if it or important third parties are not Year 2000 compliant by the required dates. The Partnership anticipates that a majority of such contingency plan will be based on manual back-up systems, procedures and practices. The contingency plan is estimated to be completed by December 1998.

 Through June 1998, the Partnership estimates that incremental costs of approximately $0.2 million have been incurred and expensed related to Year 2000 issues. Since many systems are being modified to provide significant enhanced capabilities, the Year 2000 expenses have not been nor are planned to be specifically tracked. The current estimated cost to complete remediation is expected to be less than $1.0 million. The Partnership expects that a portion of these costs will be capitalized, as they are principally related to adding new software applications and functionality. Other costs will continue to be expensed as incurred.

 The Partnership's current estimates of the amount of time and costs necessary to remediate and test its computer systems are based on the facts and circumstances existing at this time. The estimates were made using assumptions of future events including the continued availability of existing resources, Year 2000 modification plans, implementation success by third-parties, and other factors. New developments may occur that could affect the Partnership's estimates of the amount of time and costs necessary to modify and test its IT and non-IT systems for Year 2000 compliance. These developments include, but are not limited to: (i) the availability and cost of personnel trained in this area, (ii) the ability to locate and correct all relevant computer codes and equipment and (iii) the planning and Year 2000 compliance success that key suppliers, vendors and customers attain.

FORWARD-LOOKING STATEMENTS

 The information presented herein may contain certain 'forward-looking statements' within the meaning of the federal securities laws. The Partnership's actual future performance will be affected by the number of factors, risks and uncertainties, including without limitation, weather conditions, regulatory changes, competitive factors, the Partnership's success in dealing with the Year 2000 issues and the operations of vendors, suppliers and customers, many of which are beyond the Partnership's control. Future events and results may vary substantially from what the Partnership currently foresees, and there can be no assurance that the Partnership's actual results will not differ materially from its expectations. The Partnership undertakes no obligation to publicly release any revision to these forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

INFLATION AND ECONOMIC TRENDS

 Although its operations are affected by general economic trends, the Partnership does not believe that inflation had a material effect on the results of its operations during the past three years.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

 The Consolidated Financial Statements of the Partnership and its predecessors appear following Item 14. An index of the Consolidated Financial Statements appears in Item 14(a)(1).

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

Name                     Age         Position with Managing General Partner
----------              -----        ---------------------------------------

Merle D. Lewis           50        Chairman of the Board of Directors
Richard R. Hylland       37        Vice Chairman of the  Board of Directors
Keith G. Baxter          49        President, Chief Executive Officer
                                   and Director
Charles J. Kittrell      58        Executive  Vice President, Chief
                                   Operating Officer and Secretary
Ronald J. Goedde         49        Executive Vice President, Chief
                                   Financial Officer and Treasurer
Vincent J. DiCosimo      40        Executive Vice President
Wiliam L. Woods          48        Vice President
Paul Christen            69        Director
Kurt Katz                65        Director
Daniel K. Newell         41        Director

 Each of the officers and directors has served since 1996, except Messrs. Christen and Katz, who were elected directors in 1997.

 Section 16(a) Beneficial Ownership Reporting Compliance.

 Based solely upon a review of Forms 3, 4 and 5 and related representations furnished to the Partnership during the most recent fiscal year, no person who, at any time during the fiscal year, was a director, officer or beneficial owner of more than ten percent of the Common Units failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 during the most recent fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION.

 The following table provides compensation information from commencement of operations through the year ended June 30, 1998, for the Chief Executive Officer and for each of the four other most highly compensated executive officers of the Managing General Partner whose total compensation exceeded $100,000 for the most recent fiscal period.

SUMMARY COMPENSATION TABLE

                                                         Long-Term
                         Annual Compensation             Compensation
                        --------------------             ------------
                              Bonus                         on
                        -------------------         Other   Restricted
                                 Acquisition Other  Annual   Unit    All Other
Name and           Year  Salary  Incentive   Bonus Compen   Awards Compensation
Principal                          (1)        (2) sation(3)  (4)     (5)
Position

Keith G. Baxter,
 Chief Executive   1998 $191,485  $590,814  $60,000 $135,000   -      $11,089
 Officer           1997  108,333   364,670   25,000   67,500 2,800,000  3,683
Charles J.
Kittrell,          1998  155,283   393,876   30,000   65,000,  -       10,125
 Chief Operating   1997   88,125   243,113   15,000   32,500 1,600,000  4,256
Officer
Ronald J. Goedde,
 Chief Financial   1998  145,171   328,230   35,000   40,000   -        6,143
Officer            1997   79,192   202,594   15,000   20,000 1,600,000  2,998
Vincent J. Di Cosimo
 Senior Vice       1998  159,933         0  245,000   25,000   -        5,003
President          1997   81.250         0  175,000   12,500  1,000,000 2,333
William L. Woods   1998  130,496   187,560   40,000        0    300,000 3,179
Vice President     1997   62,292   115,766   50,000        0          0     0


(1) Reflects amounts awarded under the Acquisition Incentive Plan for Messrs, Baxter, Kittrell and Goedde,and Woods. 'See Incentive Plans'

(2) Reflects (a) bonus paid under the Annual Operating Incentive Plan payable to Messrs, Baxter, Kittrell, Goedde and Woods; (b) the bonus payable to Mr. Di Cosimo under the Coast Energy Group Bonus Plan; (c) reflects a one-time special consolidating bonus awarded to Messers, Baxter, Kittrell, Goedde and Woods in 1997. See 'Incentive Plans.'

(3) Reflects the Management Fees payable to Messrs. Baxter, Kittrell, Goedde and Di Cosimo in connection with the acquisition of Empire Energy and Coast by Northwestern Growth. See 'Incentive Plans.'

(4) The total number of restricted Common Units and their aggregate market value as of June 30, 1998, were: Mr. Baxter, 133,333 Common Units valued at $ 2,941,659; Mr. Kittrell, 76,190 Common Units valued at
  $ 1,680,942; Mr. Goedde, 76,190 Common Units valued at $ 1,680,942 and Mr. Di Cosimo, 47,619 Common Units valued at $ 1,050,594. There were no payouts under the Restricted Unit Plan during the fiscal period ended
  June 30, 1998.

(5  The 'All Other Compensation' category reflects the Managing General
  Partner's matching contributions to its 401(k) Plan for each of Messrs, Baxter, Kittrell, Goede, Di Cosimo, and Woods and payments for life and disability insurance for Messrs, Baxter, Kittrell, Goedde and Di Cosimo. 'See Employment Agreement'.

EMPLOYMENT AGREEMENTS

 The Managing General Partner has entered into employment agreements (the 'Employment Agreements') with each of Keith G. Baxter, Charles J. Kittrell, Ronald J. Goedde, Vincent J. Di Cosimo and William W. Woods (the
'Executives').

 Pursuant to the Employment Agreements, Messrs. Baxter, Kittrell, Goedde, DiCosimo and Woods serve as President and Chief Executive Officer, Executive Vice President and Chief Operating Officer, Executive Vice President and Chief Financial Officer, Senior Vice President, and Vice President respectively, of the Managing General Partner. Each of the Employment Agreements has a term of three years from the closing of the Transactions, unless sooner terminated as provided in the Employment Agreements. The Employment Agreements provide for an annual base salary of $200,000, $160,000, $150,000, $150,000 and
$125,000 for each of Messrs. Baxter, Kittrell, Goedde, Di Cosimo and Woods, respectively, subject to such increases as the Board of Directors of the Managing General Partner may authorize from time to time, plus a fee for each of the Executives of approximately $135,000, $65,000, $40,000, $25,000, and $0 respectively, per year for three years related to the acquisition of Empire Energy and Coast by Northwestern Growth (the 'Management Fee'). In addition, the Managing General Partner pays for a $725,000 life insurance policy for Mr. Baxter and $410,000 life insurance policies for each of Messrs. Kittrell, Goedde, Di Cosimo and Woods. Each of the Executives participate in the Annual Operating Performance Incentive Plan of the Managing General Partner and Messrs, Baxter, Kittrell, Goedde and Woods participate in the New Acquisition Incentive Plan of the Managing General Partner (together with the Annual Operating Performance Incentive Plan, the 'Plans') as described below. The Executives are also entitled to participate in such other benefit plans and programs as the Managing General Partner may provide for its employees in general (the 'Other Benefit Plans').

 The Employment Agreements provide that in the event an Executive's employment is terminated without 'cause' (as defined in the Employment Agreements) or if an Executive terminates his employment due to a 'Fundamental Change' (as defined below), such Executive will be entitled to receive a severance payment in an amount equal to his total compensation for the remainder of the employment term under the Employment Agreement and will receive benefits under the Other Benefit Plans for a period of twelve months after termination. In the event of termination due to disability, the Executive will be entitled to his base salary, his Management Fee and benefits under the Plans and the Other Benefit Plans for twelve months. In the event of termination due to death, benefits under the Other Benefit Plans will be continued for the Executive's dependents for twelve months. In the event the Executive's employment is terminated for 'cause,' the Executive will receive accrued salary and benefits (including his Management Fee and benefits under the Plans) up to the date of termination and, if the Managing General Partner does not waive the Executive's covenant not to compete, benefits under the Other Benefit Plans for 12 months.

 A Fundamental Change is defined in the Employment Agreements to have occurred (i) if the Executive's duties, authority, responsibilities and/or compensation is reduced without performance or market-related justification; (ii) if the Executive's primary office is moved more than 50 miles from Watsonville, California (or, with respect to Mr. DiCosimo, Houston, Texas) without his consent; (iii) if the Partnership disposes of business and assets which reduce the annual EBITDA of the Partnership below 70% of the annual EBITDA level existing at the time employment commenced; or (iv) if securities representing 10% of the voting power in elections of directors of NOR become beneficially owned by any party or group or other prescribed events occur constituting a change of control of NOR.

 In addition, each Employment Agreement contains non-competition and confidentiality provisions.

INCENTIVE PLANS

 The Managing General Partner has adopted the Annual Operating Performance Incentive Plan, which provides for the payment of annual incentive bonuses to participants in the plan (who will be determined by the Board of Directors of the Managing General Partner from time to time and who will include the Executives) equal to a percentage of annual salary (plus in the case of the Executives, his Management Fee) based on the Partnership's performance compared to budgeted levels of net income and EBITDA. Such bonuses will range from zero for performance at 10% below budget to 50% for performance at budget. In addition, in the event EBITDA exceeds budgeted amounts, there will be established a bonus pool equal to 10% of the excess of EBITDA over budget, which will be divided among Messrs. Baxter, Kittrell, Goedde and Woods and any other participants that the Board of Directors of the Managing General Partner may determine. The period covered by the plan began December 17, 1996, and ends on the fifth anniversary thereof.

 The Managing General Partner has an Acquisition Incentive Plan, which provides for bonuses to participants in the plan (who will be determined by the Board of Directors of the Managing General Partner from time to time and who will include the Executives) for adding new businesses to the Partnership's propane operations. The bonuses will be an amount equal to 4% of the gross acquisition purchase price, allocated among the participants in the plan based on their relative salaries. The transactions covered by the plan will include those occurring on or after December 17, 1997 through the fifth anniversary thereof. Awards under this program will be payable in cash 90 days after the close of the particular acquisition transaction.

RESTRICTED UNIT PLAN

Long-Term Incentive Plan - Awards in Last Fiscal Year

 The following table sets forth the restricted unit grants made under the Restricted Unit Plan to the named executive officers of the Partnership. All subordinated units were granted during the fiscal year ended June 30, 1997; none granted during the fiscal year ended June 30, 1998.

                      Number of Shares,     Performance or Other
                      Units or Other        Period Until
Name                  Rights                Maturation
                                            or Payout

Keith G. Baxter       133,333   Common Units(1)  (3)
Charles J. Kittrell    76,190   Common Units(1)  (3)
Ronald J. Goedde       76,190   Common Units(1)  (3)
Vincent J. Di Cosimo   47,619   Common Units(1)  (3)
William L. Woods       13,370   Common Units(2)  (3)

(1)  Granted on December 17, 1996 upon consummation of the IPO.

(2)  Granted during Fiscal 1998.

(3) Restricted units are subject to a bifurcated vesting procedure such that (a) 25% of a participant's restricted units will vest over time, with one-third vesting on the third, fifth and seventh anniversaries of the date of grant and (b) the remaining 75% of a participant's restricted units will vest automatically upon, and in the same proportions as, the conversion of the Subordinated Units to Common Units. See Note 4 to the Partnership's Consolidated Financial Statements included in Item 8. If a participant's employment is terminated without 'cause' (as defined in the Restricted Unit
  Plan) or a participant resigns with 'good reason' (as defined in the Restricted Unit Plan), the participant's rights to receive Common Units which vest over time will immediately vest. In the event of a 'change of control' of the Partnership (as defined in the Restricted Unit Plan), all rights to receive Common Units pursuant to the Restricted Unit Plan will immediately vest. Until rights to receive Common Units have vested, the Common Units to which they relate are not issued, and the participant is not entitled to any distributions or allocations of income or loss, and has no voting or other rights, with respect to such Common Units.

DIRECTOR COMPENSATION

 The Chairman of the Board of the Managing General Partner receives $50,000 annually and each of its other nonemployee directors receives $15,000 annually, plus $1,000 per Board meeting attended and $500 per committee meeting attended. Committee Chairman receive $500 per quarter.

 In connection with the consummation of the IPO, the three initial nonemployee directors of the Managing General Partner received rights with respect to restricted units, as follows: Mr. Lewis, 19,048 Common Units valued at $400,000; Mr. Hylland, 14,286 Common Units valued at $300,000; and Mr. Newell, 9,524 Common Units valued at $200,000. In addition, under the Restricted Unit Plan, upon his or her election to the Board of Directors of the Managing General Partner, each nonemployee director receives rights with respect to restricted units having an aggregate value of $200,000. The directors' restricted units vest in accordance with the same procedure as is described in Note 3 to the Long-Term Incentive Plan - Awards in Last Fiscal Year table above.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER
PARTICIPATION IN COMPENSATION DECISIONS

 The Nominating and Compensation Committee of the Board of Directors of the Managing General Partner is comprised of Messrs. Lewis, Christen and Katz. None of these persons is an officer, employee or former employee of the Managing General Partner, the Partnership or any of their subsidiaries.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT OWNERSHIP OF PARTNERSHIP UNITS BY GENERAL PARTNERS AND DIRECTORS AND EXECUTIVE OFFICERS OF THE MANAGING GENERAL PARTNER

 The table below sets forth, as of June 30, 1998, the beneficial ownership of Units by each person known to the Managing General Partner to be the beneficial owner of more than 5% of any class of Units of the Partnership, each director and named executive officer of the Managing General Partner, as well as the directors and all of the executive officers of the Managing General Partner as a group.

 Name and Address                      Amount and Nature   Percent of
 of Beneficial Owner         Class     of Beneficial Owner    Class
-----------------------     -------    ------------------  ---------
Managing General Partner(1) Subordinated 5,677,040            86.0%
Special General Partner(2)  Subordinated   920,579            14.0%
Merle Lewis                 Common           3,588  (3)(4)       *
Richard R. Hylland          Common             169  (3)(4)       *
Keith G. Baxter             Common          26,186  (3)          *
Charles J. Kittrell         Common          11,889  (3)          *
Ronald J. Goedde            Common          10,524  (3)          *
Vincent J. Di Cosimo        Common           3,500  (3)          *
William L. Woods            Common           3,180  (3)          *
Paul Christen               Common             192  (3)          *
Kurt Katz                   Common          25,192  (3)          *
Daniel K. Newell            Common          11,169  (3)(4)       *


All directors and executive officers (10 persons) as a common group 85,589
(3)

* Less than 1%

(1) The business address of the Managing General Partner is 432 Westridge Drive, Watsonville, California 95076.

(2) The business address of the Special General Partner is 33 Third Street S.E., Huron, South Dakota 57350.

(3) Excludes Common Units awarded under the Restricted Unit Plan as follows: Mr. Lewis - 19,408 Common Units; Mr. Hylland -14,286 Common Units; Mr. Baxter - 133,333 Common Units; Mr. Kittrell - 76,190 Common Units;
  Mr. Goedde - 76,190 Common Units; Mr. Di Cosimo - 47,619 Common Units; Mr. Woods - 13,370 Common Units; Mr. Christen - 8,889 Common Units; Mr. Katz - 9,302 Common Units; Mr. Newell -9,524 Common Units; and all directors and officers as a group - 407,751 Common Units.

(4) Excludes Subordinated Units held by the General Partners. Messrs. Lewis, Hylland and Newell are executive officers of the parent of the General Partners.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

 As of June 30, 1998, the General Partners own the entire general partner interest in the Partnership and all of the Subordinated Units, representing an aggregate 32.6% limited partner interest and a 2% General Partner interest in the Partnership. Through the Managing General Partner's ability, as managing general partner, to manage and operate the Partnership and the ownership of all of the outstanding Subordinated Units by the General Partners (effectively giving the General Partners the ability to veto certain actions of the Partnership), the General Partners have the ability to control the management of the Partnership.

 The Managing General Partner is a wholly-owned subsidiary, and the Special General Partner is a majority-owned subsidiary, of NOR. Mr. Lewis serves as the Chairman of the Board, and Messrs. Hylland and Newell are executive officers of NOR.

 The Managing General Partner does not receive any management fee or other compensation in connection with its management of the Partnership, but it and its affiliates performing services for the Partnership are reimbursed at cost for all expenses incurred on behalf of the Partnership, including the cost of compensation properly allocable to the Partnership. The Partnership's Partnership Agreement provides that the Managing General Partner will determine the expenses that are allocable to the Partnership in any reasonable manner.

 In addition, the General Partners are entitled to receive distributions on their general partner interest, certain incentive distributions and distributions on their Subordinated Units.
PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS
        ON FORM 8-K.

(a) (1)   Financial Statements

     Cornerstone Propane Partners, L.P.

     Report of Independent Public Accountants
     Consolidated Balance Sheets as of June 30, 1998 and 1997
     Consolidated Statements of Income for the year ended June 30, 1998, and the period ended June 30, 1997
     Consolidated Statements of Cash Flows for the year ended June 30,
       1998, and the period ended June 30, 1997
     Consolidated Statements of Partners' Capital for the year ended June
       30, 1998, and the period ended June 30, 1997

     Empire Energy Corporation

     Independent Accountants' Report
     Consolidated Statements of Operations for the periods ended December
       16, 1996, and the Year Ended June 30, 1996
     Consolidated Statements of Stockholders' Equity for the periods ended
       December 16, 1996, and the Year Ended June 30, 1996
     Consolidated Statements of Cash Flows for the periods ended December
       16, 1996, and the Year Ended June 30, 1996

     CGI Holdings, Inc.

     Report of Independent Accountants
     Consolidated Statements of Operations for the four and one-half month period ended December 16, 1996 and for the fiscal year ended July 31, 1996
     Consolidated Statements of Stockholders' Equity for the four and one-half month period ended December 16, 1996 and for the fiscal year ended July 31, 1996
     Consolidated Statements of Cash Flows for the four and one-half month period ended December 16, 1996 and for the fiscal year ended July 31, 1996

     SYN, Inc.

     Report of Independent Public Accountants
     Consolidated Statements of Operations for the period ended December
       16, 1996, and the period ended June 30, 1996
     Consolidated Statements of Stockholders' Equity for the period ended
       December 16, 1996, and the period ended June 30, 1996
     Consolidated Statements of Cash Flows for the period ended December
       16, 1996, and the period ended June 30, 1996

     Synergy Group Incorporated

     Independent Accountants Report
     Consolidated Statement of Operations for the period ended August 14,
       1995
     Consolidated Statement of Stockholders' Equity (Deficit) for the
       period ended August 14, 1995
     Consolidated Statement of Cash Flows for the period ended August 14,
         1995

(a) (2)   Financial Statement Schedules

 All financial statement schedules are omitted because the information is not required, is not material or is otherwise included in the financial statements or related notes thereto.

(a) (3)   Exhibits

21.1   List of Subsidiaries.
23.1   Consent of Arthur Andersen LLP
23.2   Consent of Baird, Kurtz and Dobson
23.3   Consent of PricewaterhouseCoopers LLP
27     Financial Data Schedule

(b)  Reports on Form 8-K

     None



SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Cornerstone Propane Partners, L.P.

                                   By:  Cornerstone Propane GP, Inc.
                                        Managing General Partner


                                   By:   ---------------------------
                                              Keith G. Baxter

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature             Capacity in which Signed              Date
---------             ------------------------             -----


--------------------  Chairman of the Board            September 28,  1998
      Merle Lewis     of Directors of the
                      Managing General Partner

                      Vice Chairman of the Board
--------------------  Of Directors of the              September 28, 1998
 Richard R. Hylland   Managing General Partner


--------------------  President, Chief Executive       September 28, 1998
    Keith G. Baxter   Officer and Director
                      of the Managing General Partner
                      (principal executive officer)

                      Executive Vice President, Chief
--------------------  Financial                        September 28, 1998
 Ronald J. Goedde     Officer and Treasurer of the
                      Managing General Partner
                      (principal financial/accounting
                      officer)


--------------------  Director of the Managing         September 28, 1998
  Paul R. Christen    General Partner

--------------------  Director of the                  September 28, 1998
    Kurt Katz         Managing General Partner


--------------------  Director of the                  September 28, 1998
 Daniel K. Newell     Managing General Partner


CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Cornerstone Propane Partners, L.P.

We have audited the accompanying consolidated balance sheets of Cornerstone Propane Partners, L.P. (a Delaware Limited Partnership) and Subsidiary as of June 30, 1998 and 1997, and the related consolidated statements of income, partners' capital and cash flows for the year ended June 30, 1998, and for the period from commencement of operations (December 17, 1996) to June 30, 1997. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cornerstone Propane Partners, L.P. and Subsidiary as of June 30, 1998 and 1997, and the results of their operations and their cash flows for the year ended June 30, 1998 and for the period from commencement of operations (December 17, 1996) to June 30, 1997, in conformity with generally accepted accounting principles.



                                               ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
July 30, 1998



Cornerstone Propane Partners, L.P. and Subsidiary
Consolidated Balance Sheets



June 30                                          1998        1997
---------------------------------------------------------------------------

                                              (Thousands of
                                              dollars, except unit data)
ASSETS
Current assets:
 Cash and cash equivalents                    $   9,366     $ 8,406
 Trade receivables, net                          18,467      22,124
 Inventories                                     18,238      15,538
 Prepaid expenses and other current assets        7,150       4,393
                                               --------    --------
     Total current assets                        53,221      50,461

Property, plant and equipment, net              275,288     247,943
Goodwill and other intangible assets, net       242,199     221,748
Other assets                                      1,803       1,041
                                               --------   ---------
     Total assets                             $ 572,511   $ 521,193
                                              =========   =========

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
 Current portion of long-term debt            $   3,800   $   5,736
 Trade accounts payable                          18,460      22,534
 Accrued expenses                                29,335      12,672
                                               --------    --------
     Total current liabilities                   51,595      40,942

Long-term debt                                  237,138     231,532
Due to related party                              1,684         740
Other noncurrent liabilities                      2,500       4,050
                                               --------    --------
     Total liabilities                          292,917     277,264
                                               --------    --------

Partners' capital:
 Common unitholders (13,234,411 and
 10,512,805  units issued and outstanding)      185,803     146,851
 Subordinated unitholders (6,597,619 units       88,117      92,106
 General partners                                 5,674       4,972
                                               --------    --------
     Total partners' capital                    279,594     243,929
                                               --------    --------

     Total liabilities and partners' capital  $ 572,511   $ 521,193
                                              =========   =========

The accompanying notes are intergal part of these consolidated balance sheets.


Cornerstone Propane Partners, L.P. and Subsidiary
Consolidated Statements of Income



                                                     From Commencement
                                                      of Operations on
                                        Year Ended    December 17, 1996
                                      June 30, 1998   to June 30, 1997
------------------------------------------------------------------------------

                                        (Thousands of dollars or
                                        units, except per unit data)

Revenues                                $768,129        $ 389,630

Cost of sales                            623,924          315,324
                                       ----------       ---------

Gross profit                             144,205           74,306
                                       ----------       ---------

Expenses:
 Operating, general and administrative    97,184           50,023
 Depreciation and amortization            18,246            8,519
                                        ---------       ---------
  Total expenses                         115,430           58,542
                                        ---------       ---------

Operating income                          28,775           15,764

Interest expense                          19,222            9,944
                                        ---------       ---------

Income before provision for income         9,553            5,820
taxes

Provision for income taxes                   127               64
                                          ----------    ---------
Net income                              $   9,426       $   5,756
                                          ==========    =========

General Partners' interest in net       $    189        $     212
income                                    ==========    =========

Limited Partners' interest in net       $   9,237       $   5,544
income                                    ==========    =========

Net income per unit                     $     .50       $     0.34
                                          ==========     =========

Weighted average number of units            18,429          16,531
outstanding                               ==========     =========


The accompanying notes are an integral part of these consolidated financial statements.


Cornerstone Propane Partners, L.P. and Subsidiary
Consolidated Statements of Cash Flows


                                                          From Commencement
                                                          of Operations on
                                             Year Ended    December 17, 1996
                                           June 30, 1998  to June 30, 1997
                                          ---------------  ----------------
                                                (Thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                   $ 9,426         $ 5,756
 Adjustments to reconcile net income to
 net cash from  operating activities:
     Depreciation and amortization             18,246           8,519
     Gain on sale of assets                      (734)
  Changes in assets and liabilities, net
  of effect of acquisitions and
  dispositions:
        Trade receivables                       4,768          37,100
        Inventories                            (4,206)         11,020
        Prepaid expenses and other
        current assets                         (5,354)           (734)
        Trade accounts payable and
        accrued expenses                        3,148         (39,299)
        Other assets and liabilities             (434)        (11,211)
                                               -------        -------
        Net cash provided by operating
           activities                          24,860          11,151
                                               -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Expenditures for property, plant and
  equipment                                   (13,352)         (1,954)
 Acquisitions, net of cash received           (16,564)         (1,800)
                                              -------          -------
 Net cash used in investing activities        (30,096)         (3,754)
                                              -------          -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings (payments) on Working
 Capital Facility                               4,120          (8,200)
 Financing Costs                               (2,420)              _
 Net borrowings (payments) on purchase
obligations                                    (4,609)             799
 Advances from General Partners                   455               _
 Proceeds from issuance of common units
(net of costs)                                 40,828               _
 General Partners' contribution                 1,185               _
 Partnership distributions                    (33,363)        (10,614)
                                              --------        --------
 Net cash provided by (used in)
   financing activities                         6,196         (18,015)
                                               -------         -------
PARTNERSHIP FORMATION TRANSACTIONS:
 Net proceeds from issuance of Common and
 Subordinated Units                                 _         191,804
 Borrowings on Working Capital Facility             _          12,800
 Issuance of Senior Notes                           _         220,000
 Cash transfers from predecessor companies          _          22,418
 Repayment of long-term debt and related interest   _        (337,631)
 Distribution to Special General Partner for
   the redemption of Preferred stock                _         (61,196)
 Distribution to Special General Partner            _         (15,500)
 Other fees and expenses                            _         (13,673)
                                               -------         -------
  Net cash provided by partnership
    formation transactions                          _           19,022
                                               _______         -------

INCREASE IN CASH AND CASH EQUIVALENTS           960         8,404
CASH AND CASH EQUIVALENTS, beginning of
period                                         8,406             2
                                             -------       -------
CASH AND CASH EQUIVALENTS, end of year       $ 9,366       $ 8,406
                                              =======      =======

The accompanying notes are an integral part of these consolidated financial statements.


Cornerstone Propane Partners, L.P. and Subsidiary
Consolidated Statement of Partners' Capital

                                              Thousands of Dollars
                                       ---------------------------------------
                      Number of Units                                    Total
                      ---------------                       General  Partners'
                    Common Subordinated Common Subordinated Partners'  Capital
                    -------   -------  --------   ---------  -------   -------
Balance at
Commencement
of Operations on
December 17, 1996        _         _     $   _     $     _   $    _  $     _

Contributions of
net assets of
predecessor
 Companies and
 Issuance of
 Common Units     9,821,000   6,597,619   136,997    92,032       _    229,029

Issuance of
Common Units
 In connection with
 Acquisitions       691,805           _    14,784         _       _     14,784

Issuance of 2%
General Partners'
 interest                 _           _         _         _    4,674     4,674

Additional
General Partners'
 contribution in
 connection with
 acquisitions            _           _         _         _       300       300

Quarterly
 distributions            _           _    (6,244)   (4,156)     (214) (10,614)

Net income                _           _     1,314     4,230       212    5,756
                      -------    --------   -------   -------   ------  -------

Balance at June    10,512,805   6,597,619 $ 146,851 $ 92,106   $ 4,972 $243,929
                   ==========  ==========  ========  =======   =======  =======
Issuance of
Common Units        1,960,000           _    40,828        _         _   40,828

Additional
General Partners'
 interest in
 connection with
 additional units            _          _         _        _        832     832

Issuance of
Common Units
 in connection
 with acquisitions    761,606           _     17,589       _        _    17,589

Additional
General Partners'
 contribution in
 connection with
 acquisitions               _           _          _       _        353     353

Quarterly
 distributions              _           _    (25,567)    (7,124)  (672) (33,363)

Net income                  _           _      6,102      3,135    189    9,426
                       --------     --------- -------    ------  -----   ------
Balance at June
30, 1998              13,234,41     6,597,619 $185,803  $88,117 $5,674 $279,594
                      =========    ==========  =======  =======  ===== ========

The accompanying notes are an integral part of these consolidated financial statements.

CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Tabular dollars in thousands)


1. PARTNERSHIP ORGANIZATION AND FORMATION

 Cornerstone Propane Partners, L.P. ('Cornerstone Partners') was formed on October 7, 1996, as a Delaware limited partnership. Cornerstone Partners and its subsidiary Cornerstone Propane, L.P., a Delaware limited partnership (the 'Operating Partnership'), were formed to acquire, own and operate substantially all of the propane businesses and assets of SYN Inc. and its subsidiaries ('Synergy'), Empire Energy Corporation and its subsidiaries ('Empire') and CGI Holdings, Inc. and its subsidiaries ('Coast'). The principal predecessor entities, Synergy, Empire and Coast, are collectively referred to herein as the 'Predecessor Companies.' The consolidated financial statements include the accounts of Cornerstone Partners, the Operating Partnership and its corporate subsidiaries, Cornerstone Sales & Service Corporation, a Delaware corporation and Flame, Inc., an Arizona corporation, collectively referred to herein as the 'Partnership.' The Operating Partnership is, and the Predecessor Companies were, principally engaged in (a) the retail marketing and distribution of propane for residential, commercial, industrial, agricultural and other retail uses; (b) the wholesale marketing and distribution of propane and natural gas liquids and crude oil to the retail propane industry, the chemical and petrochemical industries and other commercial and agricultural markets; (c) the repair and maintenance of propane heating systems and appliances and; (d) the sale of propane-related supplies, appliances and other equipment. The Partnership entities commenced operations on December 17, 1996 pursuant to a Contribution, Conveyance and Assumption Agreement dated as of the same date, wherein substantially all of the assets and liabilities of the Predecessor Companies were contributed to the Operating Partnership (the 'Conveyance'). As a result of the Conveyance, Cornerstone Propane GP, Inc., a Delaware corporation and the managing general partner of Cornerstone Partners and the Operating Partnership (the 'Managing General Partner'), and SYN Inc., a Delaware corporation and the special general partner of Cornerstone Partners and the Operating Partnership (the 'Special General Partner'), received all interests in the Operating Partnership, and the Operating Partnership received substantially all assets and assumed substantially all liabilities of the Predecessor Companies. Immediately after the Conveyance, and in accordance with the Amended and Restated Agreement of Limited Partnership of Cornerstone Partners (the 'Partnership Agreement'), the Managing General Partner and the Special General Partner conveyed their limited partner interests in the Operating Partnership to Cornerstone Partners in exchange for a 2% interest in Cornerstone Partners and the Operating Partnership.

 Following these transactions, on December 17, 1996, Cornerstone Partners completed its initial public offering through underwriters of 9,821,000 Common Units (the 'IPO') at a price to the public of $21.00 a unit. The net proceeds of approximately $191.8 million from the IPO, the proceeds from the issuance of $220.0 million aggregate principal amount of the Operating Partnership's 7.53% Senior Notes, and $12.8 million borrowings under the Working Capital Facility (as described in Note 3) were used to repay $337.6 million in liabilities assumed by the Operating Partnership (including $141.8 million paid to affiliates of the Managing General Partner) that were in large part incurred in connection with the transactions entered into prior to the IPO. A portion of the funds was distributed to the Special General Partner to redeem its preferred stock ($61.2 million) to provide net worth to the Special General Partner ($15.5 million) and to pay expenses ($13.7 million).

 Partners' capital of limited partners immediately after the IPO consisted of 9,821,000 Common Units and 6,597,619 Subordinated Units, representing an aggregate 58.6% and 39.4% limited partner interest in Cornerstone Partners, respectively. Partners' capital of General Partners consists of a 2% interest in the Partnership.

 During the Subordination Period (see Note 4), the Partnership may issue up to 4,270,000 additional Parity Units (generally defined as Common Units and all other Units having rights to distribution or in liquidation ranking on a parity with the Common Units), excluding Common Units issued in connection with (a) employee benefit plans and (b) the conversion of Subordinated Units into Common Units, without the approval of a majority of the Unitholders. The Partnership may issue an unlimited number of additional Parity Units without Unitholder approval if such issuance occurs in connection with acquisitions, including, in certain circumstances, the repayment of debt incurred in connection with an acquisition. In addition, under certain conditions the Partnership may issue without Unitholder approval an unlimited number of parity securities for the repayment of up to $75 million of long-term indebtedness of the Partnership. After the Subordination Period, the Managing General Partner may cause the Partnership to issue an unlimited number of additional limited partner interests and other equity securities of the Partnership for such consideration and on such terms and conditions as shall be established by the Managing General Partner at its sole discretion.

 The Partnership consummated several acquisitions during the period ended June 30, 1997 for total consideration of approximately $20.5 million, of which $14.8 million was in the form of Common Units with the remainder paid primarily through the issuance of debt. These acquisitions had no significant effect on operating results for the period ended June 30, 1997. For the fiscal year ended June 30, 1998, the Partnership consummated 11 acquisitions, with total consideration of approximately $38.9 million, of which $17.6 million was in the form of Common Units and the remainder paid primarily through the issuance of debt. All acquisitions have been accounted for using the purchase method of accounting. For fiscal year 1998, acquisitions were a positive contributor to the earnings growth compared to pro forma results for fiscal year 1997.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations The Partnership believes it is the fifth largest retail marketer of propane in the United States in terms of volume, serving more than 380,000 residential, commercial, industrial and agricultural customers from 282 customer service centers in 27 states. The Partnership was formed to own and operate the propane business and assets of Synergy, Empire and Coast. The Partnership's operations are concentrated in the east coast, south-central and west coast regions of the United States.

Basis of Presentation The consolidated financial statements include the accounts of the Partnership and its Subsidiary. The acquisitions of the Predecessor Companies has been accounted for as purchase business combinations based on the fair value of the assets acquired. Certain 1997 amounts in the accompanying financial statements have been reclassified to conform to the 1998 presentation. These reclassifications had no effect on net income or partners' capital as previously reported. All significant intercompany transactions and accounts have been eliminated.

Fiscal Year The Partnership's fiscal year is July 1 to June 30. Because the Partnership commenced operations upon completion of the IPO, the accompanying consolidated statements of income, partners' capital and cash flows for the period ended June 30, 1997 are for the period from commencement of operations on December 17, 1996 to June 30, 1997.

Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Ultimate results could differ from those estimates.

Financial Instruments The carrying amounts for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. Based on the borrowing rates currently available to the Partnership for bank loans with similar terms and average maturities, the fair value of long-term debt was substantially the same as its carrying value at June 30, 1998 and 1997.

 The Partnership routinely uses commodity futures contracts to reduce the risk of future price fluctuations for natural gas and liquified petroleum gas (LPG) inventories and contracts. Gains and losses on futures contracts purchased as hedges are deferred and recognized in cost of sales as a component of the product cost for the related hedged transaction. In the statement of cash flows, cash flows from qualifying hedges are classified in the same category as the cash flows from the items being hedged. Net realized gains and losses for the current fiscal year and unrealized gains, and losses on outstanding positions and open positions as of June 30, 1998 and 1997 were not material.

Revenue Recognition Sales of natural gas, crude oil, natural gas liquids and LPG and the related cost of product are recognized upon delivery of the product.

Cash and Cash Equivalents The Partnership considers all liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents consisted primarily of certificates of deposit. Approximately $3.0 million of cash equivalents at June 30, 1998 and 1997 are restricted due to security requirements against letters of credit.

Trade Receivables, net Trade receivables are stated net of allowance for doubtful accounts of $2.8 million and $3.1 million at June 30, 1998 and 1997, respectively.

Inventories Inventories are stated at the lower of cost or market. The cost of natural gas, crude oil, natural gas liquids and LPG is determined using the first-in, first-out (FIFO) method. The cost of gas distribution parts, appliances and equipment is determined using the weighted average method. At June 30, the major components of inventory consisted of the following:

                                      1998        1997
                                      ----        ----

             LPG and other       $   8,777    $  7,122
             Appliances              5,023       3,846
             Parts and fittings      4,438       4,570
                                 ---------    --------
                                 $  18,238    $ 15,538
                                 ==========  =========


Property, Plant and Equipment Property, plant and equipment are stated at cost of acquisition, primarily based upon estimates of fair value at the date of the IPO. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows: buildings and improvements, 25 to 33 years; LPG storage and rental tanks, 40 years; and office furniture, equipment and tank installation costs, 5 to 10 years. Leasehold improvements are amortized over the shorter of the estimated useful life or the lease term. When property, plant or equipment is retired or otherwise disposed, the cost and related accumulated depreciation is removed from the accounts, and the resulting gain or loss is credited or charged to operations. Maintenance and repairs are expensed as incurred, while replacements and betterment's that extend estimated useful lives are capitalized. Property, plant and equipment at June 30 consisted of the following:

                                   1998          1997
                                   ----          ----

        Land                   $ 13,515     $  8,388
        Buildings and
        improvements             14,351       11,256
        Storage and consumer
        tanks                   211,104      206,014
        Other equipment          50,783       27,843
                              ---------     --------
                                289,753      253,501
        Accumulated              14,465        5,558
        depreciation          ---------     --------
                               $275,288     $247,943
                              =========     ========

Goodwill and Other Intangible Assets Goodwill, the excess of acquisition cost over the estimated fair market value of identifiable net assets of acquired businesses, is being amortized on a straight-line basis over 40 years. Noncompete agreements are amortized over the term of the applicable agreements. Financing costs are amortized over the term of the Senior Notes. Goodwill and other intangible assets at June 30 consisted of the following:

                                   1998       1997
                                   ----       ----

        Goodwill               $232,356     $213,092
        Noncompete and other     10,731        4,398
        Financing costs           8,532        7,116
                               --------    ---------
                                251,619      224,606
        Accumulated
        amortization              9,420        2,858
                               --------     --------
                               $242,199     $221,748
                               ==========   ========

   It is the Partnership's policy to review long-lived assets including intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If such a review should indicate that the carrying amount of such assets is not recoverable, it is the Partnership's policy to reduce the carrying amount of such assets to fair value.

Income Taxes Neither Cornerstone Partners nor the Operating Partnership is directly subject to federal and state income taxes. Instead, taxable income or loss is allocated to the individual partners. As a result, no income tax expense has been reflected in the Partnership's consolidated financial statements relating to the earnings of Cornerstone Partners or the Operating Partnership. The Operating Partnership has two subsidiaries which operate in corporate form and are subject to federal and state income taxes. Accordingly, the Partnership's consolidated financial statements reflect income tax expense related to the earnings of these corporate subsidiaries. Net earnings for financial statement purposes may differ significantly from taxable income reportable to Unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under the Partnership agreement and the Internal Revenue Code.

Net Income per Unit Net income per Unit is computed by dividing net income, after deducting the General Partners' 2% interest, by the weighted average number of outstanding Common and Subordinated Units. In accordance with the Offering Prospectus, 100% of the income for the 14-day period ended December 31, 1996, was allocated to the Subordinated Unitholders and the General Partners.

Unit-Based Compensation The Partnership accounts for unit-based compensation as (a) deferred compensation for time-vesting units and (b) contingent consideration for performance-vesting units. Compensation for the time-vesting units was accrued at the time of the IPO. No time-vesting units or performance-vesting units were vested as of June 30, 1998.
Neither time-vesting units or performance-vesting units were considered Common Unit equivalents for the purpose of computing primary earnings per unit. In 1996, the Partnership adopted the provisions of the Statement of Financial Accounting Standards (SFAS) No. 123, 'Accounting for Stock-Based Compensation' for disclosure purposes only. Pro forma disclosures of net income and net income per unit if the fair value based method of accounting for equity instruments under SFAS No. 123 had been applied would not change net income and net income per unit.

Recently Issued Accounting Standards SFAS No. 128, 'Earnings per Share,' issued in February 1997 and effective for fiscal year ending after December 15, 1997, establishes and simplifies standards for computing and presenting earnings per share. Implementation of SFAS No. 128 did not have an impact on the Partnership's computation or presentation of earnings per unit, as the Partnership's common unit equivalents have had no effect on earnings per unit amounts.

SFAS No. 130, 'Reporting Comprehensive Income,' issued in June 1997 and effective for fiscal years beginning after December 15, 1997, established standards for reporting and display of the total of net income and all other nonowner changes in partners' capital, or comprehensive income, either below net income in the statement of operations, in a separate statement of comprehensive income or within the statement of partners' capital. The Partnership has had no significant items of other comprehensive income.

SFAS No. 131, 'Disclosures about Segments of an Enterprise and Related Information,' was issued in June 1997 and effective for fiscal years beginning after December 15, 1997. SFAS No. 131 introduces a new model for segment reporting called the 'management approach' that is based on the way that the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. The model is used for disclosures of each segment. The Partnership is currently assessing its impact on disclosure requirements for the next fiscal year.

SFAS No. 133, 'Accounting for Derivative Instruments and Hedging Activities,' was issued in June 1998. SFAS No. 133 provides a comprehensive standard for the recognition and measurement of derivatives and hedging activities. The standard requires all derivatives to be recorded on the balance sheet at fair value and establishes special accounting for three types of hedges. The accounting treatment for each of these three types of hedges is unique but results in including the offsetting changes in fair values of cash flows of both the hedge and hedged item in results of operations in the same period. Changes in fair value of derivatives that do not meet the criteria of one of the aforementioned categories of hedges are included in the results of operations. SFAS No. 133 is effective for the Partnership's fiscal year beginning July 1, 1999. The Partnership is currently assessing its impact on the Partnership's financial position and results of operations.

3. LONG-TERM DEBT

 Long-term debt at June 30 consisted of the following:

                                     1998          1997
                                     ----          ----

        Working Capital Facility  $ 8,720       $4,600
        Senior Notes              220,000      220,000
        Notes payable              12,218       12,668
                                  -------      -------
                                  240,938      237,268
        Less current maturities     3,800        5,736
                                  -------      -------
                                 $237,138     $231,532
                                 ========     ========

 Concurrently with the IPO, the Operating Partnership entered into a credit agreement (the 'Bank Credit Agreement') which consists of a Working Capital Facility and an Acquisition Facility.

 The Working Capital Facility provides for revolving borrowings up to $50.0 million (including a $20.0 million sublimit for letters of credit) and matures on December 31, 1999. The Bank Credit Agreement provides that there must be less than $10.0 million outstanding under the Working Capital Facility (excluding letters of credit) for at least 30 consecutive days during each fiscal year. Outstanding letters of credit totaled $9.8 million at June 30, 1998.

 The Acquisition Facility provides the Operating Partnership with the ability to borrow up to $75.0 million to finance propane business acquisitions. The Acquisition Facility operates as a revolving facility through December 31, 1999, at which time any loans then outstanding may be converted to term loans and be amortized quarterly for a period of four years thereafter. No amounts were outstanding at June 30, 1998.

 The Operating Partnership's obligations under the Bank Credit Agreement are secured, on an equal and ratable basis, with its obligations under the Senior Note Agreement, by a first priority security interest in the Operating Partnership's inventory, accounts receivable and propane storage tanks. Loans under the Bank Credit Agreement bear interest at variable base or Eurodollar rates. At June 30, 1998, the applicable base and Eurodollar rates were 8.625% and 6.425%, respectively. In addition, an annual fee is payable quarterly by the Operating Partnership (whether or not borrowings occur) ranging from .125% to .325% depending upon the coverage ratio. The weighted-average interest rates for the Bank Credit Agreement for the periods ended June 30, 1998 and 1997 were 7.6% and 8.5%, respectively.

 The Bank Credit Agreement contains various terms and covenants, including financial covenants with respect to debt and interest coverage, and limitations, among others, on the ability of the Operating Partnership and its Subsidiaries to incur or maintain certain indebtedness or liens, make investments and loans, sell assets, and enter into mergers, consolidations or sales of all or substantially all of its assets. The Operating Partnership was in compliance with all terms and covenants at June 30, 1998.

 On the IPO date, the Operating Partnership issued $220.0 million of Senior Notes with a fixed annual interest rate of 7.53% pursuant to note purchase agreements with various investors (collectively, the 'Note Agreement').
The Senior Notes mature on December 30, 2010, and require semi-annual interest payments each December 30 and June 30. The Note Agreement requires that the principal be paid in equal annual installments of $27.5 million starting December 30, 2003.

 Notes payable consist of mortgages, capital leases and noncompete agreements. At June 30, 1998, these notes payable carried interest rates ranging from 7.5% to 10.0% and were due periodically through fiscal 2008. Aggregate annual maturities of the long-term debt outstanding at June 30 are:

                  1999           $ 3,800
                  2000            11,352
                  2001             1,510
                  2002             1,043
                  2003            28,350
                  Thereafter     194,883
                                 -------
                                $240,938
                                ========

4. DISTRIBUTIONS OF AVAILABLE CASH

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

 The Subordination Period will be the first day of any quarter beginning after December 31, 2001, in which (a) distributions from Operating Surplus (as defined in the Partnership Agreement) on the Common Units and the Subordinated Units with respect to each of the three consecutive four-quarter periods immediately preceding such date equaled or exceeded the Minimum Quarterly Distribution on all of the outstanding Common and Subordinated Units during such periods, (b) the Adjusted Operating Surplus (as defined in the Partnership Agreement) generated during each of the three consecutive four-quarter periods immediately preceding such date equaled or exceeded the Minimum Quarterly Distribution on all of the outstanding Common and Subordinated Units plus the related distribution on the General Partner interests in the Partnership during such periods, and
(c) there were no outstanding Common Unit Arrearages.

5. COMMITMENTS AND CONTINGENCIES

 The Partnership has succeeded to obligations of the self-insurance programs maintained by Empire and Synergy for any incidents occurring prior to December 17, 1996. These companies' insurance programs provided coverage for comprehensive general liability and vehicle liability for catastrophic exposures as well as those risks required to be insured by law or contract. These companies retained a significant portion of certain expected losses related primarily to comprehensive general liability and vehicle liability. Estimated liabilities for self-insured losses were recorded based upon the Partnerships' estimates of the aggregate self-insured liability for claims incurred.

 A number of personal injury, property damage and product liability suits are pending or threatened against the Partnership. These lawsuits have arisen in the ordinary course of the Partnership's business and involve claims for actual damages and in some cases, punitive damages, arising from the alleged negligence of the Partnership or as a result of product defects or similar matters. Of the pending or threatened matters, a number involve property damage and several involve serious personal injuries. In certain cases, the claims made are for relatively large amounts. Although any litigation is inherently uncertain, based on past experience, the information currently available and the presence of insurance coverage, the Partnership does not believe that these pending or threatened litigation matters will have a material adverse effect on its results of operations or its financial condition.

6. RESTRICTED UNIT PLAN

 The Partnership adopted the 1996 Restricted Unit Plan (the 'Restricted Unit Plan') which authorizes the issuance of Common Units with an aggregate value of $12.5 million (approximately 583,000 Common Units) to directors, executives, managers and selected supervisors of the Partnership. Units issued under the Restricted Unit Plan are subject to a bifurcated vesting procedure such that (a) 25% of the issued Units will vest over time with one-third of such units vesting at the end of each of the third, fifth and seventh anniversaries of the issuance date, and (b) the remaining 75% of the Units will vest automatically upon, and in the same proportions as, the conversion of Subordinated Units to Common Units. Restricted Unit Plan participants are not eligible to receive quarterly distributions or vote their respective Units until vested. Restrictions generally limit the sale or transfer of the Units during the restricted periods. The value of the restricted Unit is established by the market price of the Common Unit at the date of grant. As of June 30, 1998, restricted common units with a value of $10.4 million have been awarded.

7. PARTNERS' CAPITAL

 The Subordinated Units will convert into Common Units on the first day after the record date established for the distribution in respect of any quarter ending on or after (a) December 31, 1999, (with respect to one-quarter of the Subordinated Units) and (b) December 31, 2000 (with respect to one-quarter of the Subordinated Units) in respect of which (i) distributions of Available Cash from Operating Surplus on the Common Units and the Subordinated Units with respect to each of the three consecutive four-quarter periods immediately preceding such date equaled or exceeded the sum of the Minimum Quarterly Distribution on all of the outstanding Common Units and Subordinated Units during such periods, (ii) the Adjusted Operating Surplus generated during each of the two consecutive four-quarter periods immediately preceding such date equaled or exceeded the sum of the Minimum Quarterly Distribution on all of the outstanding Common Units and Subordinated Units and the related distribution on the general partner interests in the Partnership during such periods, and (iii) there are no outstanding Common Unit Arrearages; provided, however that the early conversion of the second one-quarter of Subordinated Units may not occur until at least one year following the early conversion of the first one-quarter of Subordinated Units.

 Upon expiration of the Subordination Period, all remaining Subordinated Units will convert into Common Units on a one-for-one basis and will thereafter participate pro rata with the other Common Units in distributions of Available Cash.

8. EMPLOYEE BENEFIT PLAN

 The Partnership established a defined contribution retirement plan available to substantially all employees. Employees who elect to participate may contribute a percentage of their salaries to the plan. The Partnership may make contributions to the plan at the discretion of the Board of Directors. Contributions to the plan were not material for the year ended June 30, 1998 or the period ended June 30, 1997.

9. OPERATING LEASES

 The Partnership leases retail sales offices and administrative office space under noncancelable operating leases expiring at various times through fiscal year 2008. These leases generally contain renewal options and require the Partnership to pay all executory costs (property taxes, maintenance and insurance). Lease expense for the year ended June 30, 1998 was $5.6 million and for the period December 17, 1996 to June 30, 1997 was $2.5 million.

 Future minimum lease payments at June 30 were:

               1999              $5,046
               2000               4,519
               2001               4,258
               2002               3,857
               2003               3,210
               Thereafter         2,378

10. ADDITIONAL CASH FLOW INFORMATION

                                                   1998       1997
                                                   ----       ----

     Noncash Transactions
       Assets acquired in exchange for
       partnership interest                      $17,589    $14,784
       Assets acquired in exchange for
       current liabilities and long term debt     $7,243     $3,527

     Cash Payment Information
       Cash paid for interest                    $10,939     $9,942

11. QUARTERLY DATA (UNAUDITED)

Fiscal 1998:             (a)        (a)        (a)        (a)
                         September  December   March      June
                         30         31         31         30

Revenues                 $152,157   $241,778   $229,332   $144,862
Operating income (loss)   (2,892)     14,569     19,916     (2,818)
Net income (loss)         (7,694)      9,502     15,049     (7,431)
Net income (loss) per
unit                        (.44)        .54        .76       (.37)

                                    Dec. 17,
                                    1996 to
Fiscal 1997:             (a)        (a)  Dec.  (a)        (a)
                                    31, 1996   March 31   June 30

Revenues                          $ 40,370     $220,566   $128,694
Operating income (loss)              4,076       15,107     (3,419)
Net income (loss)                    3,293       10,637     (8,174)
Net income (loss) per unit            0.20         0.63      (0.49)


I.   Independent Accountants' Report



Board of Directors and Stockholders
Empire Energy Corporation
Lebanon, Missouri


 We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of EMPIRE ENERGY CORPORATION for each of the periods ended June 30, 1996, July 31, 1996, September 30, 1996, and December 16, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of EMPIRE ENERGY CORPORATION for each of the periods ended
June 30, 1996, July 31, 1996, September 30, 1996, and December 16, 1996, in
conformity with generally accepted accounting principles.


BAIRD, KURTZ & DOBSON


Springfield, Missouri
August 4, 1997

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED JUNE 30, 1996
THE MONTH ENDED JULY 31, 1996,
THE TWO MONTHS ENDED SEPTEMBER 30, 1996 AND
THE TWO AND ONE-HALF MONTHS ENDED DECEMBER 16, 1996
(In Thousands)



                                      For the Periods Ended
                                    ------------------------
                                December  Septembe  July   June
                                16,       r 30,     31,    30,
                                1996      1996      1996   1996
                                --------  --------  ----- ------

1.   REVENUES                   $28,166  $12,439   $2,596 $98,821

1.   COST OF SALES              15,400     6,471    1,439  50,080
2.
3.   GROSS PROFIT               12,766     5,968    1,157  48,741
                                ------     -----    -----  ------

1.   EXPENSES
 Operating, general and
 administrative                   6,386    4,528    2,480  33,020
 Depreciation and amortization    1,344    1,087      499   5,875
                                --------   -----    -----   -----
                                  7,730    5,615    2,979  38,895
                                --------   -----    -----   -----

1.   OPERATING INCOME             5,036      353   (1,822)  9,846

1.   INTEREST EXPENSE, Net        1,917    1,487       21   2,598
                                -------    -----   ------   -----

1.   INCOME (LOSS) BEFORE
       INCOME TAXES               3,119   (1,134)   (2,039) 7,248

INCOME TAX
 PROVISION (BENEFIT)              1,197     (400)     (765) 3,550
                                -------   ------    ------- -----

NET INCOME (LOSS)               $ 1,922   $ (734)  $(1,274) $3,698
                                =======   =======  ======== ======

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEAR ENDED JUNE 30, 1996
THE MONTH ENDED JULY 31, 1996,
THE TWO MONTHS ENDED SEPTEMBER 30, 1996 AND
THE TWO AND ONE-HALF MONTHS ENDED DECEMBER 16, 1996
(In Thousands)



                                Additional                    Total
                         Common  Paid-in   Retained  Treasury Stockholders'
                         Stock    Stock    Earnings  Stock    Equity
                         -----   ------    --------  -----   ------

1.   BALANCE, JUNE 30,
     1995                $  12   $46,099     $445    $(21)   $46,535

NET INCOME                   _         _    3,698       _      3,698
                         ------  --------  ------  -------   -------

BALANCE, JUNE 30, 1996      12    46,099    4,143     (21)    50,233

NET LOSS                     _         _   (1,274)      _     (1,274)
                         ------  --------  -------  -------- --------

BALANCE, JULY 31, 1996      12    46,099    2,869      (21)    48,959

1.   PURCHASE OF COMPANY
     STOCK                 (11)  (70,744)       _        _    (70,755)

1.   EFFECT OF PURCHASE
     ACCOUNTING               _    26,966  (2,869)      21     24,118

NET LOSS                      _         _    (734)       _      (734)
                         ------   -------  ------   -------   -------

BALANCE, SEPTEMBER 30,
1996                         1     2,321     (734)       _     1,588

1.   PURCHASE OF COMPANY   (1)   (13,999)       _        _   (14,000)
     STOCK

1.   EFFECT OF PURCHASE
2.   ACCOUNTING              1    25,677     734         _    26,412

1.   NET INCOME              _         _   1,922         _     1,922
                         ------  -------- ------     ------  -------

BALANCE, DECEMBER 16,
1996                     $   1   $13,999 $ 1,922     $   _   $15,922
                         ======  ======= =======     ======  =======

See Notes to Consolidated Financial Statements.

  CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED JUNE 30, 1996
THE MONTH ENDED JULY 31, 1996,
THE TWO MONTHS ENDED SEPTEMBER 30, 1996 AND
THE TWO AND ONE-HALF MONTHS ENDED DECEMBER 16, 1996
(In Thousands)



                                    December September July    June
                                    16,      30,       31,     30,
                                    1996     1996      1996    1996
                                    -----    ----      ----    ----
CASH FLOWS FROM OPERATING
 ACTIVITIES
  Net income (loss)                 $1,922  $ (734)  $ (1,274) $3,698
   Items not requiring (providing)
   cash:
     Depreciation                    1,195   1,002        474   5,593
     (Gain) loss on sale of assets       _      (4)         8     (67)
     Amortization                      149      85         25      282
     Deferred income taxes            (126)      _          _    1,075
  Changes in:
   Trade receivables                (6,089) (2,485)       222   (1,799)
   Inventories                       (147)  (3,896)      (340)    (348)
   Accounts payable                    998     283        335    1,301
   Accrued expenses and self
   insurance                         2,114   1,164         (5)   2,124
   Income taxes payable
   (refundable)                      1,016     209       (768)     270
   Due from SYN, Inc.               (1,863)      _          _        _
  Prepaid expenses and other        (1,678)   (536)      (100)    (279)
                                    -------  ------      -----   ------
     Net cash provided by (used
     in) operating activities       (2,509) (4,912)     (1,423) 11,850
                                    -------  ------      -----  ------

CASH FLOWS FROM INVESTING
 ACTIVITIES
  Proceeds from sale of assets          25      18          14     162
  Purchases of property and
  equipment                         (1,475)   (861)       (487) (3,184)
  Capitalized costs                   (242)      _           _       _
  Purchase of assets from SYN Inc.       _       _           _ (35,980)
                                      ------  ------   ------- --------
Net Cash used in investing
   activities                       (1,692)   (843)       (473) (39,002)
                                        ----    ------  ------  -------


  CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED JUNE 30, 1996
THE MONTH ENDED JULY 31, 1996,
THE TWO MONTHS ENDED SEPTEMBER 30, 1996 AND
THE TWO AND ONE-HALF MONTHS ENDED DECEMBER 16, 1996
(In Thousands)



                                    December  September July   June
                                    16,       30,       31,    30,
                                    1996      1996      1996   1996
                                    ------    ------    ------ ------

CASH FLOWS FROM FINANCING
 ACTIVITIES
  Increase (decrease) in credit
  facilities                        $4,806    $4,800    $   _  $(5,500)
  Principal payments on purchase
   obligations                        (64)       (35)      (15)   (126)
  Checks in process of collection     (37)         _        37    (158)
  Proceeds from (repayments of)
   acquisition  credit facility         _          _   (31,100) 35,000
  Proceeds from management buy out
   loan                                 _          _    94,000       _
  Purchase of company stock in
   management buy out                   _          _   (59,000)      _
  Payment of debt acquisition
   costs                                _          _    (3,100)      _
                                   ------     ------    -------   -----
  Net cash provided by (used
  in) financing activities          4,705      5,602       (15)  29,216
                                   ------     ------    -------   -----

INCREASE (DECREASE) IN CASH           504      (153)    (1,911)   2,064

CASH, BEGINNING OF PERIOD               _       153      2,064        0
                                   ------     -------   ------    -----

CASH, END OF PERIOD                $  504     $   0    $ 2,064  $ 2,064
                                   ======     ======   =======  =======

See Notes to Consolidated Financial Statements.

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

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
        ACCOUNTING POLICIES (Continued)

FUTURES CONTRACTS

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

(1)  Fair Value of Financial Instruments

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

       Current assets                            $ 2,499
       Property and equipment                     27,435
       Due from SYN Inc.                           7,978
                                                 -------
                                                 $37,912
                                                 =======

  Unaudited pro forma operations assuming the acquisition was made at the beginning of the year ended June 30, 1995, is presented below. Pro forma results for the year ended June 30, 1996, are not presented since they would not differ materially from the audited results of operations presented in the statement of income.

                                                   1995
                                                   -----
                                              (In Thousands)

        Operating revenue                        $82,222
        Cost of product sold                      40,724
                                                  -------
        Gross profit                         $    41,498
                                                  =======

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

 A subsidiary of the Company entered into a seven-year services agreement with Empire Gas to provide data processing and management information services beginning July 1, 1994. The services agreement provides for payments by Empire Gas to be based on an allocation of the subsidiary's actual costs based on the gallons of LP gas sold by Empire Gas as a percentage of the gallons of LP gas sold by the Company and Empire Gas combined. For the year ended June 30, 1996, total amount received related to this services agreement was $713,000. For the month ended July 31, 1996, the two months ended September 30, 1996, and the two and one-half months ended December 16, 1996, amounts were $88,000, $195,000 and $173,000, respectively. Such amounts have been netted against related general and administrative expenses in the accompanying statements of operations. This services agreement was assumed by Cornerstone on December 17, 1996.


NOTE 5: LONG-TERM DEBT

 Long-term debt at June 30, 1996, consists of the following:

                                                     (In Thousands)
 Revolving credit facility (A)                       $       _
 Acquisition credit facility (B)                        31,100
 Purchase contract obligations (C)                         361
                                                      --------
                                                        31,461
 Less current maturities                                 6,019
                                                      --------
                                                     $  25,442
                                                     ==========


(A) The Company has an agreement with a lender to provide a revolving credit facility. The facility provides for borrowings up to $20 million, bears interest at either 1/2% over the lender's prime rate or 1 1/8% over the Eurodollar rate and matures June 30, 2000. The facility includes working capital, capital expenditure, cash flow and net worth requirements as well as dividend restrictions which limit the payment of cash dividends to 50% of the preceding year's net income. The Company's unused revolving credit line at June 30, 1996, amounted to $18,148,000 after considering $1,852,000 of letters of credit. The credit facility was terminated August 1, 1996, in connection with the management buy out.

(B) On August 15, 1995, the Company modified the above agreement to include a $35 million acquisition credit facility which was used for the purchase of assets from SYN Inc. The acquisition credit facility bears interest at either 1/2% over the lender's prime rate or 1 1/8% over the Eurodollar rate. The acquisition credit facility requires quarterly principal payments of $1,944,000. This credit facility was terminated August 1, 1996, in connection with the management buy out.

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

(D) On August 1, 1996, in conjunction with the management buyout, the Company entered into an agreement with a lender to provide a $42 million term note maturing December 31, 2002, a $52 million term note maturing December 31, 2006, a $20 million revolving working capital credit facility maturing June 30, 2001, and a $10 million acquisition credit facility maturing June 30, 2001. The Company has the choice of keeping the borrowings at prime or transferring the loans to Eurodollar. Amounts at prime on these notes bear interest at the Bank of Boston daily rate or 1/21% over the Federal Funds Rate. Amounts at Eurodollar on these notes bear interest at the Eurodollar rate plus an applicable margin which is dependent on a ratio of debt (excluding note payable to former principal shareholder and purchase contract obligations) to earnings before depreciation, interest and income taxes. The facility includes working capital, capital expenditures, cash flow and net worth requirements as well as dividend restrictions. This credit facility was terminated December 16, 1996, in connection with the public offering.

(E) On August 1, 1996, in conjunction with the management buyout, the Company entered into a $5 million subordinated promissory note bearing interest at 8% with the former principal shareholder of the Company. On October 7, 1996, this note was paid by NGC.


NOTE 6: INCOME TAXES

  The provision (credit) for income taxes includes these components (in thousands):

                                 Two and   Two       One
                                 One-Half  Months    Month  Year
                                 Months    Ended     Ended  Ended
                                 Ended
                                 December  September July   June
                                 16,       30,       31,    30,
                                 1996      1996     1996   1996
                                 ----      ----     ----   ----

Taxes currently payable          $1,323
(refundable)                     $1,323    $ (400)  $(765) $2,475
Deferred income taxes             (126)         _       _   1,075
                                 ------      ----- ------  ------
                                 $1,197    $ (400)  $(765)  $3,550
                                 ======    =======  ====== =======

 A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below (in thousands):

                                 Two and   Two       One
                                 One-Half  Months    Month  Year
                                 Months    Ended     Ended  Ended
                                 Ended
                                 December  Septembe  July   June
                                 16,       r 30,     31,    30,
                                 1996      1996      1996  1996
                                 ----      ----      ----  ----

 Computed at the statutory rate  $1,060
 (34%)                           $1,060    $(386)    $ 693 $2,464
 Increase resulting from:
   Amortization of excess of
     cost over fair value of net
     assets acquired                196       33        17     79
   State income taxes - net of
     federal tax benefit            102      (54)     (100)   248
   Change in estimated taxes                                  700
   Other                          (161)        7       11      59
                                 ------    -----     -----  -----
 Actual tax provision           $1,197     $(400)   $(765) $3,550
                                ======     ======   ====== ======

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


NOTE 9: STOCK OPTIONS

 The Company's stock options provide for a fixed option price of $7.00 per share for options granted to officers and key employees. Options granted are exercisable beginning one year after the date of grant at the rate of 20% per year and expire six years after the date of grant. Option activity for each period was:

 Stock options outstanding June 30, 1995                 1,145,000

 Options granted                                            25,000
 Options cancelled                                         (50,000)
                                                          ---------
 Stock options outstanding June 30, 1996                 1,120,000

 Options cancelled                                        (150,000)
 Options exercised                                        (970,000)
                                                           --------

 Stock options outstanding December 16, 1996                     0
                                                           ========


NOTE 10: ADDITIONAL CASH FLOW INFORMATION (In Thousands)

                               Two and   Two       One
                               One-Half  Months    Month  Year
                               Months    Ended     Ended  Ended
                               Ended
                               December September July   June
                               16,      30,       31,    30,
                               1996     1996      1996   1996
                               ----     ----      ----   ----
Noncash Investing and
Financing  Activities
------------------------------
  Purchase contract
    obligations incurred       $   _    $   _    $    _  $ 222
  Nonmonetary assets
    distributed to
    former principal shareholders  _      6,755       _      _
 Note payable issued to
    former principal shareholder   _      5,000       _      _

Additional Cash Payment Information
------------------------------------
 Interest paid                     _        804     106  2,432
 Income taxes paid (refunded)      _       (609)      _  2,995

A.
B.   NOTE 11:  SIGNIFICANT ESTIMATES AND CONCENTRATIONS

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


A.   NOTE 12: SUBSEQUENT EVENT

 On December 17, 1996, substantially all of the assets and liabilities of the Company were contributed to Cornerstone Propane, L.P., a Delaware limited partnership, a subsidiary of Cornerstone Propane Partners, L.P. Following this transaction, on December 17, 1996, Cornerstone Propane Partners, L.P. completed its initial public offering (see Note 1 to the consolidated financial statements of Cornerstone Propane Partners, L.P. for the period ended June 30, 1997, included in this form 10-K.



REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of CGI Holdings, Inc.


  In our opinion, the accompanying consolidated statements of operations, stockholders' equity, and cash flows present fairly, in all material respects, the results of operations and cash flows of CGI Holdings, Inc. and its subsidiaries for the four and one-half month period ended December 16, 1996 and for the year ended July 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP



San Francisco, California
August 8, 1997




CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands)




                                           August 1,   Fiscal
                                                       Year
                                           1996 to     Ended
                                           December    July 31,
                                           16,
                                           1996        1996
                                           ----        ----

Sales and other revenue                  $ 185,460    $384,354
Costs and expenses:
 Cost of sales, except for depreciation
  and amortization                         173,155     351,213
 Operating expenses                          8,181      21,046
 Sale of partnership interest                  660           _
 General and administrative expenses         1,738       3,835
 Depreciation and amortization               1,604       4,216
 Interest expense                            2,238       5,470
                                         ---------     -------
Loss before income taxes                    (2,116)     (1,426)
Income tax benefit                            (748)       (473)
                                          ---------    --------

Net Loss                                  $ (1,368)  $    (953)
                                          =========   =========

The accompanying Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in Thousands)



                                                Additional
                              Common             Paid-In   Accumulated
                              Stock    Warrants   Capital    Deficit
                             --------- --------  ---------  ---------


Balance at July 31, 1995     $    42   $ 2,134   $ 8,969   $(3,292)
Net loss                           _         _         _      (953)
Repurchase of common stock         _         _       (24)        _
Accrued dividends on
 redeemable and
 exchangeable preferred stock      _         _         _      (778)
                              -------  -------  --------   --------
Balance at July 31, 1996           42    2,134     8,945     (5,023)
Net loss                            _        _         _     (1,368)
Accrued dividends on
 redeemable and
 exchangeable preferred stock       _        _         _       (116)
                             --------   -------  --------   --------
Balance at December 16, 1996 $     42  $ 2,134   $ 8,945   $ (6,507)
                             ========  =======   =======   =========

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars In Thousands)


                                           August 1,   Fiscal Year
                                           1996 to       Ended
                                           December16,  July 31,
                                              1996        1996
                                              ----        ----
CASH FLOWS FROM (USED FOR)
 OPERATING ACTIVITIES:
  Net loss                                 $(1,368)     $(953)
  Adjustments to reconcile net loss to
    net cash from (used for) operating
    activities:
     Depreciation and amortization           1,604      4,216
     Deferred income taxes                    (732)      (516)
     Sale of partnership interest              202          _
     Changes in assets and liabilities
      net of acquisitions:
       Accounts and notes receivable       (11,532)    (2,950)
       Inventories                           4,257     (1,511)
       Prepaid expenses and deposits          (729)      (410)
       Other assets                           (154)      (193)
       Accounts payable                     11,082      9,327
       Accrued liabilities                  (1,007)       172
                                           --------  --------
                                             1,623      7,182
                                           --------  --------

CASH FLOWS FROM (USED FOR)
 INVESTING ACTIVITIES:
  Payments for acquisitions of retail
  outlets                                         _    (3,000)
  Proceeds from sale of property and
   Equipment                                     57       415
  Purchases of and investments
   in property and equipment                 (1,503)   (3,060)
                                           ---------   -------
                                             (1,446)   (5,645)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars In Thousands)


                                            August 1,    Fiscal Year
                                            1996 to      Ended
                                            December 16, July 31,
                                               1996       1996
                                               ----       ----

CASH FLOWS FROM (USED FOR)
 FINANCING ACTIVITIES:
  Repurchase of common stock                $     _     $  (24)
  Repayment of long-term debt                 (562)     (1,250)
  Borrowings on capital leases and other
   term Loans                                     _      1,248
  Repayment of other notes payable              (252)     (561)
  Principal payments under capital lease
   Obligations                                  (506)   (1,579)
  Borrowings (repayments) under
   aquisition Line                             5,999    (2,275)
                                            --------   --------
                                               4,679    (4,441)
                                            --------   --------
  Net increase (decrease) in cash              4,856     (2,904)
  Cash balance, beginning of period            1,519      4,423
                                            --------   --------
  Cash balance, end of period               $  6,375   $  1,519
                                            =========  ========

The accompanying notes are an integral part of these financial statements.

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

  Pursuant to a Stock Purchase Agreement dated March 31, 1993, by and among CGI Holdings, Inc., a Delaware corporation (the 'Company') formed to effect this transaction and a major shareholder of Coast Gas Industries ('Industries'), the Company acquired all of the outstanding stock of Industries (the 'Buyout'). The accompanying financial statements are presented on the Company's basis of accounting giving effect to the Stock Purchase Agreement.

  The Company engages in the sale and distribution of natural gas, crude oil, natural gas liquids, liquefied petroleum gas ('LPG'), LPG storage and transportation equipment through its wholly-owned subsidiary, Coast Gas, Inc. Its operations consist primarily of the sale, transportation and storage of LPG to wholesale and retail customers; the sale of LPG storage equipment; and the leasing of LPG storage and transportation equipment under monthly operating leases. Sales are made to approximately 77,000 customers in seven states, primarily in the western regions of the United States.

  In connection with the Stock Purchase Agreement, the Company pays a monthly fee to Aurora Capital Partners ('Aurora'), an investor in the Company, for management services provided. Payments for the four and one-half month period ended December 16, 1996 were $101,625. Payments for the year ended July 31, 1996 amounted to $250,000.

PRINCIPLES OF CONSOLIDATION

  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Coast Gas, Inc., and its wholly-owned subsidiary Coast Energy Group, Inc. ('CEG'). In 1989 the Company formed CEG, headquartered in Houston, Texas, to conduct its wholesale procurement and distribution operations. All significant intercompany transactions have been eliminated in consolidation.

REVENUE RECOGNITION

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

PROPERTY AND EQUIPMENT

  Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows: buildings and improvements, 25 years; LPG storage and rental tanks, 40 to 50 years; and office furniture, equipment and tank installation costs, 5 to 10 years. Leasehold improvements are amortized over the shorter of the estimated useful life or the lease term. Depreciation of equipment acquired under capital leases of $54,500 and $132,000 for the four and one-half month period ended December 16, 1996 and for the year ended July 31, 1996, respectively, is included in depreciation and amortization expense.

  When property or equipment is retired or otherwise disposed, the cost and related accumulated depreciation is removed from the accounts, and the resulting gain or loss is credited or charged to operations. Maintenance and repairs are charged to earnings, while replacements and betterment's that extend estimated useful lives are capitalized.

  A majority of the LPG rental and storage tanks are leased to customers on a month-to-month basis under operating lease agreements. Tank rental income of approximately $.9 million and $2.3 million for the four and one-half month period ended December 16, 1996 and for the year ended July 31, 1996, respectively, is included in sales and other revenue. Direct costs associated with the installation of LPG storage tanks leased to customers are capitalized and amortized over the estimated average customer retention term.

COST IN EXCESS OF NET ASSETS ACQUIRED

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

FUTURES CONTRACTS

  The Company routinely uses commodity futures contracts to reduce the risk of future price fluctuations for natural gas and LPG inventories and contracts. Gains and losses on futures contracts purchased as hedges are deferred and recognized in cost of sales as a component of the product cost for the related hedged transaction. In the statement of cash flows, cash flows from qualifying hedges are classified in the same category as the cash flows from the items being hedged. Contracts which do not qualify as hedges are marked to market, with the resulting gains and losses charged to current operations. Net realized gains and losses for the four and one-half month period ended December 16, 1996 and for the year ended July 31, 1996 are not material.


INTEREST RATE SWAP AGREEMENT

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

IMPAIRMENT OF LONG-LIVED ASSETS

  On August 1, 1996, the Company adopted Statement of Financial Accounting Standards ('SFAS') No. 121, 'Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ('SFAS No. 121'). This statement requires impairment losses to be recorded on long-lived assets used in operations and certain identifiable intangible assets when indications of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Adoption of SFAS No. 121 did not have a material impact on the financial statements.

ACCOUNTING FOR STOCK-BASED COMPENSATION

  The Company applies APB Opinion 25 and related interpretations in accounting for the stock options and stock appreciation rights. Had compensation cost for the Company's options and stock appreciation rights been determined based on the fair market value at the grant date of these awards consistent with the methodology described by SFAS 123 'Accounting for Stock-Based Compensation' the effect on the Company's net income would not have been material.


NOTE 2: ACCOUNTS AND NOTES RECEIVABLE AND OTHER ASSETS

  Notes receivable arise in the ordinary course of business from the sale of LPG storage and transportation equipment. Terms are generally from one to five years, with interest rates ranging from 12.0% to 13.0%.

  The Company has accounts and notes receivable due from employees which primarily relate to employee stock purchase loans and employee housing assistance programs. The terms of the employee stock purchase loans require interest payments of 6.0% per annum on the outstanding principal balance and that all outstanding principal and interest be paid by October 31, 1997. Under the employee housing assistance program, the Company is a guarantor on primary residential notes issued in conjunction with the Company's relocation program for a fixed term of seven years through October 1997. In conjunction with the purchase of the Company (see
Note 12), the balance of accounts and notes receivable due from employees was either repaid or forgiven.

  The Company, through its wholly-owned subsidiary Coast Gas, Inc., holds a 50% limited interest in Coast Energy Investments, Inc., a limited partnership. The partnership was established to facilitate the formation of a trading fund and is accounted for under the equity method. Coast Gas, Inc. receives a management fee.

  Effective October 1, 1996, the Company terminated its participation and interest in Coast Energy Investments, Inc. The original partnership agreement provided for a minimum investment term through December 1997. The termination resulted in the sale of the Company's partnership interest to its 50% partner and an employee of the partnership. The Company recorded a pretax loss on the disposition of the partnership interest of $660,000. This amount consisted of a $202,000 loss on the partnership investment and $458,000 of termination costs consisting of salary, consulting, noncompete agreements and other related expenses.

  Beginning on December 12, 1996, insurance coverage for CGI Holdings, Inc. was provided by Cornerstone Propane Partners, L.P. (see Note 12). The coverage maintained was consistent with the coverage previously held by the Company.


NOTE 3: PROPERTY AND EQUIPMENT

  LPG rental and storage tanks acquired under capital leases are pledged as collateral under the capital lease agreements. All assets of the Company are pledged as collateral for the Company's long-term debt under the provisions of the Credit Agreement (see Note 4).

  Depreciation expense for the four and one-half month period ended December 16, 1996 and for the year ended July 31, 1996, totaled $1.0 million and $2.4 million, respectively.

NOTE 4: LONG-TERM DEBT

  During the year ended July 31, 1995, Coast Gas, Inc. entered into a Credit Agreement (the 'Credit Agreement') with Bank of America, which provided financing of up to $35.0 million, consisting of $15.0 million in term debt and a $20.0 million revolving credit facility. The revolving and term loans, at the election of Coast Gas, Inc., bear interest at the Bank of America prime rate plus 1.50% or Libor plus 2.75% per annum. Concurrently, Coast Gas, Inc. issued $15.0 million in senior subordinated notes with a fixed interest rate of 12.50% per annum. The proceeds of the subordinated notes and a portion of the proceeds available under the Credit Agreement were used to repay the notes to Heller Financial, Inc. ('Heller'). The balance of the funds available under the Credit Agreement ('Working Capital Line') will be used for general corporate purposes and to finance future acquisitions.

  The terms of the Credit Agreement were amended during the year ended July 31, 1996 to increase the Working Capital line by an additional $3.0 million. An additional provision of the amendment requires that the maximum amount of the facility is fixed at $23.0 million until May 1, 1997, at which point it begins decreasing annually to $16.0 million by May 1, 2000 and matures on September 14, 2000. Advances against the line used to finance acquisitions were $0 and $3.0 million for the four and one-half month period ended December 16, 1996 and the year ended July 31, 1996, respectively.

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

   Total interest paid during the four and one-half month period ended December 16, 1996, was $1.6 million of which interest paid on bank long-term and subordinated debt totaled $1.4 million. Total interest paid during the year ended July 31, 1996 was $5.4 million, of which interest paid on bank long-term and subordinated debt totaled $4.4 million.

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

NOTE 6: INCOME TAXES

  The income tax provision for the four and one-half month period ended December 16, 1996 and for the year ended July 31, 1996 are summarized as follows (in thousands of dollars):


                                      December 16,  July 31,
                                           1996       1996
                                           ----       ----

Current provision:
 Federal                              $       _       $    _
 State                                        _           25
                                        -------    ---------
                                              _           25
                                        -------    ---------

Deferred provision (benefit):
 Federal                                  (632)        (428)
 State                                    (116)         (70)
                                        -------    ---------
                                          (748)        (498)
                                        -------    ---------
                                      $   (748)     $  (473)
                                     ==========    ==========

  A reconciliation of the Company's income tax provision computed at the United States federal statutory rate to the effective rate for the recorded provision for income taxes for the four and one-half month period ended December 16, 1996 and for the year ended July 31, 1996 is as follows:

                                      December 16,  July 31,
                                          1996        1996
                                          ----        ----

Federal statutory rate                    (34)%      (34)%
Amortization of cost in excess of
assets Acquired                             2          7
State franchise taxes, net of federal
income tax benefit                         (5)         2
Prior year tax adjustments                  _         (5)
Other, net                                  2         (3)
                                          ----        ----
                                          (35)%      (33%)
                                          ====        ====

  Tax payments during the four and one-half month period ended December 16, 1996 and for the year ended July 31, 1996 were minimal due to the Company's tax loss position. Payments were solely for state income taxes in various states.

  As of July 31, 1996, the Company has a federal and state net operating loss carryforward of approximately $20.0 million and $2.3 million, respectively, available to reduce future payments of income tax liabilities. If not used, the tax benefits of these NOL carryforwards expire during the period from 2006 to 2011.

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

  Rental payments under such leases totaled $403,000 and $204,000 for the four and one-half month period ended December 16, 1996 and for the year ended July 31, 1996, respectively.

  Coast Gas, Inc. generally leases vehicles, computer equipment, office equipment and real property under operating lease agreements. The typical equipment lease term is four to six years. Real property leases generally have terms in excess of ten years with renewal options. Rent expense under all operating lease agreements for the four and one-half month period ended December 16, 1996 and for the year ended July 31, 1996 totaled $.9 million and $2.5 million, respectively.

  Capital leases consist primarily of financing agreements for the acquisition of LPG storage tanks with terms ranging from five to seven years. These leases provide fixed price purchase options at the end of the noncancelable lease term.

  As of July 31, 1996, future minimum lease commitments under noncancelable leases, with terms in excess of one year were as follows:

                                           I.          I.
                                           Operating   Capital
                                           II.  (In Thousands)    I
                                                                  I
                                                                  .
  Years Ended July 31,
       1997                                $   2,020        $   1,624
       1998                                    1,495            1,336
       1999                                      991            1,150
       2000                                      753              885
       2001                                      679              113
                                           ---------         --------
Total minimum lease payments               $   5,938        $   5,108
                                           =========         ========
Less amounts representing interest                                755
Present value of future minimum lease
  payments                                                      4,353
Less amounts due within one year                                1,362
                                                             --------

                                                            $   2,991
                                                             ========

  Total assets acquired under capital leases totaled $0 and $1.2 million for the four and one-half months ended December 16, 1996 and for the year ended July 31, 1996, respectively.

  In addition to these minimum lease rentals, Coast Gas, Inc. has an agreement to lease the assets of a retail LPG distributor at a fixed percentage of the gross profits generated by the business. Contingent lease rents paid under this lease agreement for the four and one-half month period ended December 16, 1996 and for the year ended July 31, 1996, totaled $119,000 and $344,000, respectively. The original lease term of five years, which expired in 1995, was extended for five years and has various renewal and purchase options available to Coast Gas, Inc. through January 31, 2014.

  Coast Gas, Inc. subleases some of its LPG storage tanks and vehicles to other propane distributors under non-cancelable operating lease agreements. The lease terms are generally for one year with automatic renewal provisions. Additionally, these distributors may purchase the LPG storage tanks under lease, at the greater of original cost or current list price. Sublease income totaled $96,000 and $270,000 for the four and one-half month period ended December 16, 1996 and for the year ended July 31, 1996, respectively.


NOTE 8: STOCKHOLDERS' EQUITY

EMPLOYEE BENEFIT PLANS

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

  In 1990 the Company established a discretionary profit-sharing plan for the benefit of all eligible full time employees. Contributions are made annually at the sole discretion of the Board of Directors. Participant benefits vest and are paid annually over a five-year period. Unvested contributions are forfeited upon termination of employment, and are allocated to the remaining plan participants. Contributions are unfunded until the time of payment. No amounts were accrued during the four and one-half month period ended December 16, 1996 and the year ended July 31, 1996.

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

OPTIONS

  The Company has a 1987 stock plan available to grant incentive and nonqualified stock options to officers and other employees. The plan provides for the granting of a maximum of 175,000 options to purchase common shares of the Company. The option price per share may not be less than the fair market value of a share on the date the option is granted and the maximum term of the option may not exceed 10 years. Options granted vest over a period of four years from the date of grant. Granting of options under this plan will expire on the 10th anniversary of the plan. Pursuant to the Merger Agreement (see Note 11), each outstanding option shall be converted into the right to receive cash whether or not such option is exercisable in full. Information regarding the Company's stock option plan is summarized below:

                                  Options     Per Share Range
                                 --------    ---------------------

Outstanding at July 31, 1996     174,973    $   0.01        $ 9.13
 Granted                               _
 Exercised                             _
 Canceled                              _
                                  --------

Outstanding at December 16, 1996 174,973    $   0.01        $ 9.13
Available for grant at December      27
16, 1996

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


NOTE 11: STOCK PURCHASE AND MERGER AGREEMENT

  Effective September 9, 1996, the Company and the preferred shareholders of the Company entered into a Stock Purchase and Merger Agreement (the 'Merger Agreement') for the sale of the preferred stock of the Company for $8.7 million. The terms of the Agreement also provided an option to the buyer of the preferred stock to acquire all of the outstanding common stock of the Company, for a period of one year from the date of the sale of the preferred stock. Additionally, the shareholders of the Company have an option to put the common stock of the Company to the buyer of the preferred stock on April 30, 1997, if the buyer has not previously exercised the option to acquire the common stock. Subsequent to December 16, 1996, the common stock of the company was purchased as described in Note 12.


NOTE 12: SUBSEQUENT EVENT

  On December 17, 1996, substantially all of the assets and liabilities of the Company were contributed to Cornerstone Propane, L.P., a Delaware limited partnership, a subsidiary of Cornerstone Propane Partners, L.P. Following this transaction, on December 17, 1996, Cornerstone Propane Partners, L.P. completed its initial public offering (see Note 1 to the consolidated financial statements of Cornerstone Propane Partners, L.P. included in this Form 10-K).

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To SYN Inc.:


  We have audited the accompanying consolidated statements of operations, stockholder's equity and cash flows of SYN Inc.(a Delaware corporation and 52.5% owned subsidiary of Northwestern Public Service Company) and Subsidiaries as of June 30, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the period from inception (August 15, 1995) to June 30, 1996, and for the period from July 1, 1996 to December 16, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of SYN Inc. and Subsidiaries for the period from inception (August 15, 1995) to June 30, 1996 and for the period from July 1, 1996 to December 16, 1996, in conformity with generally accepted accounting principles.


                                        ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
August 4, 1997

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands)



                                                        For the Period
                                           For the Period from Inception
                                             July 1, 1996  August 15, 1995
                                                  to         to
                                             December 16,    June 30,
                                              1996 1996
                                              ----------   --------------
1.   REVENUES                               $  44,066        $  96,092
2.
3.   COST OF PRODUCT SOLD                      23,322           46,187
                                              -------          -------
4.
5.   GROSS PROFIT                              20,744           49,875
                                              -------          -------

1.   OPERATING EXPENSES
 Salaries and commissions                       7,252           14,520
 General and administrative                     6,151           14,225
 Depreciation and amortization                  1,904            3,329
 Related-party corporate
  administration and management fees            1,668            3,281
                                               ------           ------
   Total operating expenses                    16,975           35,355
                                               ------           ------

1.   OPERATING INCOME
                                                3,769           14,520

1.   INTEREST EXPENSE, including
      $2,214 and $4,388 to related party        3,311            5,584
                                               ------           ------
1.
2.   INCOME BEFORE INCOME TAXES                   458            8,936

PROVISION FOR INCOME TAXES                        298            3,675
                                               ------           ------

NET INCOME                                       160             5,261

1.   DIVIDENDS ON CUMULATIVE
     PREFERRED STOCK                          (3,878)           (7,260)
                                               ------            ------

1.   NET LOSS APPLICABLE TO COMMON
     STOCKHOLDERS                           $ (3,718)        $  (1,999)
                                            =========        ==========

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in Thousands, Except Share Amounts)

                                                               Total
              Preferred Stock   Common Stock    Additional  Stockholders'
              ---------------   ------------     Paid-In    Accumulated
               Shares  Amount   Shares   Amount  Capital  Deficit Equity
               ------  ------   ------   ------ --------  ------- -------


BALANCE AT
INCEPTION,
AUGUST 15, 1995  _    $    _         _   $    _  $     _  $    _  $     _

Common Stock
issued           _         _       100,000     1       99       _      100

Preferred
stock issued  55,312    55,312        _       _       _        _    55,312

Dividends on
preferred
stock,
$131.25 per
share            _         _          _       _       _    (7,260) (7,260)

Net income       _         _          _       _       _     5,261   5,261
             ------    ------     ------  ------  ------    ------  ------

BALANCE,
             55,312    55,312     100,000      1      99    (1,999) 53,413
JUNE 30, 1996

Dividends on
preferred
stock, $70.11
per share         _        _           _       _      _    (3,878)  (3,878)

  Net income      _        _           _       _      _       160      160
              ------   ------      ------  ------ ------    ------   ------

BALANCE,
DECEMBER 16,
 1996         55,312  $ 55,312    $100,000 $    1 $  99   $(5,717    49,695
              ======   ======     ======== ====== ======  =======   =======

  CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In Thousands)

                                                             For the Period
                                            For the Period   from Inception
                                             July 1, 1996     August 15, to
                                         1995 to December 16,   June 30,
                                                 1996             1996
                                             ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                   $    160         $  5,261
 Adjustments to reconcile net income to
  net cash from operating activities:
   Depreciation and amortization                 1,904            3,329
   Gain on sale of assets                          233                _
   Deferred income tax benefit                     298            3,624
   Changes in assets and liabilities,
   net of effect of acquisitions
     Trade receivables                          (1,991)          (1,247)
     Inventories                                (1,873)             704
     Prepaid expenses                             (569)             189
     Accounts payable                            2,549           (5,571)
     Accrued expenses                            3,602           (3,423)
                                                ------            ------
      Net cash provided by operating
      activities                                 4,313             2,866
                                                ------            ------

CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of assets of Synergy Group
   Incorporated                                     _            (150,922)
 Proceeds from the sale of certain
   Synergy Group Incorporated assets to
   Empire Energy Corporation                        _              35,980
 Expenditures for property and
   equipment                                   (4,240)             (9,182)
 Proceeds from sale of assets                     129                 474
 Proceeds from disposal of companies              829                   _
 Acquisitions, net of cash received              (469)                  _
 Decrease in investments and restricted
  cash deposits                                     _                  70
                                               -------             -------
  Net cash used in investing activities        (3,751)           (123,580)
                                               -------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
 Borrowings on credit facility                 20,367                   _
 Payments on credit facility                  (16,532)                  _
 Borrowing under long-term debt
   agreements                                      _               23,910
 Proceeds from issuance of common stock            _                  100
 Proceeds from issuance of preferred stock         _               52,812
 Proceeds from issuance of note
   payable-related party                           _               52,812
 Borrowings from related party                     _               36,458
 Repayments to related party                       _              (36,458)
 Payment on long-term debt agreements           (242)              (1,834)
 Preferred stock dividends paid               (3,878)              (7,072)
                                              -------             --------
  Net cash provided by (used in)
    financing activities                        (285)             120,728
                                               -------             -------

INCREASE IN CASH                                 277                   14
CASH, BEGINNING OF PERIOD                         14                    _
                                               ------               ------
                                                   -                    -
CASH, END OF PERIOD                           $   291       $          14
                                              =======              =======

The accompanying notes are and integral part of these financial statements.


NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

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

  These amounts receivable in connection with the acquisition of SGI are management's best estimate of the amounts which will ultimately be due from the Former Stockholders. However, the parties continue to negotiate final settlement and the Former Stockholders have objected to a number of the claims made by Synergy. An adjustment of the consideration paid for SGI could also result in an adjustment in the amount of consideration received
from Empire Energy.   Subsequent to June 30, 1996 a settlement has been reached
with the former owners of SGI (The Former Stockholders) for a reduction in purchase price of $5 million as an adjustment of working capital.

PRINCIPLES OF CONSOLIDATION

  The consolidated financial statements include the accounts of Synergy and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

USE OF ESIMATES

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


NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


PROPERTY AND EQUIPMENT

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

INCOME TAXES

  Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred asset will not be realized.


NOTE 2: RELATED-PARTY TRANSACTIONS

  Synergy entered into a Management Service Agreement with Empire Gas Corporation (Empire Gas), a 30% common stockholder of Synergy, under which Empire Gas provides all management services to Synergy for payment of an annual overhead reimbursement of $3.25 million, and a management fee of $500,000 plus a performance-based payment for certain operating results. Amounts paid at June 30, 1996, and December 16, 1996, were $3.28 million and $1.73 million.

  During the period ended December 16, 1996, and the period ended June 30, 1996, Synergy purchased $20.5 and $42 million, respectively, of liquid propane gas from Empire Gas.

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

  Scheduled future minimum lease payments (in thousands) at June 30, 1996, were:

1997      $     598
1998            310
1999            206
2000             41
2001             19
Thereafter       53
             ------
          $   1,227
           ========

  Lease expense during the five and one-half months ended December 16, 1996, and the period ended June 30, 1996, was approximately $320,000 and $600,000.


NOTE 4: INCOME TAXES

  The provision for income taxes includes the following components (in thousands):

                                                      For the
                                                       Period
                                           For the      from
                                            Period   Inception
                                           July 1,  (August 15,
                                             1996      1995)
                                              to         to
                                         December 16, June 30,
                                             1996       1996
                                           -------------------

Taxes currently payable                 $      _     $    51
Deferred income taxes                        298       3,624
                                         -------       -----
                                        $    298     $ 3,675
                                        =========    =======

  A reconciliation of income tax expense at the statutory rate to the actual income tax expense is as follows (in thousands):

                                                      For the
                                                       Period
                                           For the      from
                                            Period   Inception
                                           July 1,  (August 15,
                                             1996      1995)
                                              to         to
                                         December 16, June 30,
                                             1996        1996
                                            ------     -----

Taxes computed at statutory rate (34%)  $    156        $ 3,038
Amortization of excess of cost over
fair value of net assets acquired            126            157
State income taxes, net of federal tax
  benefit                                     18            378
Other                                         (2)           102
                                         --------       -------

Actual tax provision                    $    298        $ 3,675
                                        =========       =======

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


NOTE 5: COMMITMENTS AND CONTINGENCIES

SELF INSURANCE

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


NOTE 6: EMPLOYEE BENEFIT PLAN

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


NOTE 7: ADDITIONAL CASH FLOW INFORMATION (In Thousands)

                                                      For the
                                                       Period
                                           For the      from
                                            Period   Inception
                                           July 1,  (August 15,
                                             1996      1995)
                                              to         to
                                         December 16, June 30,
                                             1996       1996
                                         --------------------
Assets acquired through issuance of:
 Long-term debt                         $  1,468        $  2,250
 Preferred stock                               _           2,500

Additional cash payment information:
 Interest paid                             3,339           5,535
 Income taxes paid                           190           2,284

NOTE 8: SUBSEQUENT EVENT

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

INDEPENDENT ACCOUNTANT'S REPORT


Board of Directors and Stockholders
Northwestern Growth Corporation
Huron, South Dakota


  We have audited the accompanying consolidated statements of operations, stockholders' equity (deficit) and cash flows of SYNERGY GROUP INCORPORATED for the period ended August 14, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of SYNERGY GROUP INCORPORATED for the period ended August 14, 1995, in conformity with generally accepted accounting principles.


BAIRD, KURTZ & DOBSON



Springfield, Missouri
October 9, 1996


CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE FOUR AND ONE-HALF MONTHS
ENDED AUGUST 14, 1995
 (In Thousands)



                                                     For the
                                                     Four and
                                                     One-Half
                                                     Months
                                                     Ended
                                                     August
                                                     14, 1995
                                                     --------

1.   OPERATING REVENUE                               $32,179

1.   COST OF PRODUCT SOLD
                                                      15,387
                                                      ------
2.
                                                      16,792
                                                      ------

1.   OPERATING COSTS AND EXPENSES
 Provision for doubtful accounts                         926
 General and administrative                           20,681
 Depreciation and amortization                         1,845
                                                      ------
   Total operating expenses                           23,452
                                                      ------

   Operating loss                                     (6,660)
                                                      ------
1.
2.   OTHER INCOME (EXPENSE)
3.        Interest expense                           (2,436)
4.        Related-party interest expense               (787)
 Other income                                           101
                                                     ------
                                                     (3,122)
                                                     ------

LOSS BEFORE INCOME TAXES                             (9,782)

PROVISION FOR INCOME TAXES                               31
                                                     ------

NET LOSS                                            $ (9,813)
                                                     =======

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE FOUR AND ONE-HALF MONTHS
ENDED AUGUST 14, 1995
(Dollars in Thousands)



                     Series A Series B Class A Class B Additional Retained Stock
                    Preferred Preferred Common Common   Paid-in  Earnings holder
                      Stock      Stock   Stock  Stock    Capital          Equity
                    ---------  --------- ----- -------   ------- -------- -----
                    (Deficit)   (Deficit)
                    ---------  ---------

BALANCE, MARCH 31,
1995                  $25,000  $16,700  $  1  $  40   $11,378 $(68,882) (15,763)

NET LOSS                    _         _     _       _        _   (9,813) (9,813)
                      --------  -------- ------ ------ -------  -------- ------

BALANCE, AUGUST 14,
1995                   $25,00   $16,700  $  1   $  40  $11,378 $(78,695)(25,576)
                      =======   =======  =====  ====== ======= ========= =======


(a)  CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE FOUR AND ONE-HALF MONTHS
ENDED AUGUST 14, 1995
 (In Thousands)


                                                     For the
                                                     Four and
                                                     One-Half
                                                     Months
                                                     Ended
                                                     August
                                                     14, 1995
                                                     --------
h)   CASH FLOWS FROM OPERATING
 ACTIVITIES
  Net loss                                         $ (9,813)
   Items not requiring (providing) cash:
     Depreciation                                     1,770
     Amortization                                        75
     Gain on sale of assets                             (61)
  Changes in:
   Trade receivables                                  5,139
   Inventories                                        1,251
   Accounts payable and accrued expenses              3,591
   Prepaid expenses and other                           764
                                                     ------
   Net cash provided by operating Activities          2,716
                                                     ------

CASH FLOWS FROM INVESTING
 ACTIVITIES
  Proceeds from sale of assets                         104
  Purchase of property and equipment                  (596)
  Change in restricted cash deposits                  (615)
                                                     ------
     Net cash used in investing  activities         (1,107)
                                                     ------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on long-term debt                          (108)
  Decrease in credit facilities                     (1,000)
                                                    -------
  Net cash used in financing activities             (1,108)
                                                    -------

INCREASE  IN CASH                                      501

CASH, BEGINNING OF PERIOD                            1,246
                                                   -------

CASH, END OF PERIOD                                $ 1,747
                                                   =======

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


PROPERTY AND EQUIPMENT

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


NOTE 4: NOTES PAYABLE

 Long-term debt consists of the following:

                                                      August 14,
                                                         1995
                                                      ----------
                                                      (In Thousands)

11 5/8% Senior subordinated notes due
1997 (A)                                             $  1,700
Increasing rate senior secured notes due
2000 (A)                                               65,054
Revolving credit facility (B)                          22,100
Purchase contract obligations (C)                         687
                                                      -------
                                                       89,541
 Less current maturities                               89,104
                                                      -------

                                                    $    437
                                                      =======

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

NOTE 5: OPERATING LEASES

  The Company leases certain property and equipment under lease agreements expiring through 2011. At August 14, 1995, future minimum lease payments under noncancellable operating leases are as follows:

1996      $     907
1997            971
1998            402
1999            238
2000            191
           --------
          $   2,709
          =========

  Rent charged to operations including rental expense to related parties (see Note 6) for the period ended August 14, 1995, was $929,000.


NOTE 6: RELATED PARTY TRANSACTIONS

  The Company leases certain property and equipment from related parties under operating lease agreements. Rental expense for the period ended August 14, 1995, was $318,000.

  For the period ended August 14, 1995, interest expense related to the Company's revolving credit facility from a related party (see Note 4) amounted to $787,000, respectively.

NOTE 7: INCOME TAXES

  The provision for income taxes includes these components (in thousands):

                                                       August 14,
                                                           1995
                                                       -----------
                                                       (In Thousands)

Taxes currently payable                                $      31
Deferred income taxes                                          _
                                                        ----------
                                                       $      31
                                                       ===========

  A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

                                                       August 14,
                                                          1995
                                                       -----------
                                                       (In Thousands)

Computed at the statutory rate (34%)                   $ (3,326)
Increase resulting from:
 Amortization of excess cost over fair
 value of net assets acquired                                 9
 State income taxes - net of federal tax
  benefit                                                    31
 Change in deferred tax asset valuation
 allowance                                                3,310
 Other                                                        7
                                                       --------
Actual tax provision                                   $     31
                                                       ========

  The Company estimates that as of August 14, 1995, it has available net operating loss carryforwards of approximately $94.6 million to offset future taxable income.

NOTE 8: EMPLOYEE BENEFIT PLAN

  The Company sponsors a defined contribution retirement plan covering substantially all salaried employees. Employees who elect to participate may contribute a percentage of their salaries to the plan, and the Company at its discretion may match a portion of the employee contribution. The Company may also make profit-sharing contributions to the plan at the discretion of its Board of Directors. Contribution expense amounted to $37,000 for the period ended August 14, 1995.

  The plan is currently under audit by the U.S. Department of Labor (DOL), which has notified the Company that the prior Plan Trustees engaged in prohibited transactions. The DOL audit is continuing and the outcome cannot be determined at this time. In addition, the Internal Revenue Service has been notified of prohibited transactions. The Company believes that it may be subject to excise taxes, penalties and interest in connection with these prohibited transactions and has recorded its best estimates of the potential liabilities expected to arise from these matters.


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


NOTE 10:  ADDITIONAL CASH FLOW INFORMATION

                                                     August 14,
                                                       1995
                                                     -----------
                                                     (In Thousands)
Additional Cash Payment Information
-----------------------------------
 Interest paid                                       $  1,146
 Income taxes paid                                         15


NOTE 11:  FUTURE ACCOUNTING PRONOUNCEMENTS

IMPACT OF SFAS NO. 121

  In 1995 the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards (SFAS) No. 121, 'Accounting for the Impairment of Long-Lived Assets and for the Impairment of Long-Lived Assets to be Disposed of.' The Company must adopt this standard effective April 1, 1996. The Company does not expect that the adoption of this standard will have a material impact on its financial position or results of operations.


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

EXHIBIT 21.1

LIST OF SUBSIDIARIES

NAME OF SUBSIDIARIES

Cornerstone Sales & Services Corporation, a Delaware Corporation
Cornerstone Propane, L.P., a Delaware limited partnership
Flame, Inc., an Arizona Corporation


EXHIBIT 23.1

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation by reference of our report dated August 4, 1997 in the Registration Statements of Cornerstone Propane Partners, L.P. incorporated by reference in this Annual report on the Form 10-K. We also consent to all references to our firm included in this Annual Report on Form 10-K.

                                                ARTHUR ANDERSEN LLP

Minneapolis, Minnesota
September 25, 1998


EXHIBIT 23.2

CONSENT OF INDEPENDENT ACCOUNTANTS

We consent to the incorporation by reference in the Registration Statements of the of Cornerstone Propane Partners, L.P., of our report dated August 4, 1997, relating to the Financial Statements of EMPIRE ENERGY CORPORATION and our report dated October 9, 1996, relating to the financial Statements of SYNERGY GROUP INCORPORATED apearring in the 1998 Cornerstone Propane Partners, L.P. Form 10-K.

                                                Baird, Kurtz and Dobson

September 25, 1998
Springfield, Missouri


EXHIBIT 23.1

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statements on Form S-3 (No. 333-60931), Form S-4 (No. 333-46343) and Form S-8 (No. 333-40815) of Cornerstone Propane Partners, L.P., of our report date August 8, 1997 relating to the consolidated financial statements of CGI Holdings, Inc. appearing in the Cornerstone Propane Partners L.P.'s Annual Report on Form 10-K.

                                               ProcewaterhouseCooper, LLP

San Francisco, California
September 28, 1998


EXHIBIT 27