Form 10-K/A
period 1998-06-30
CORNERSTONE PROPANE PARTNERS LP
filed 1998-10-08
CIK 1024338

                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-K/A
                           Amendment No.1 to Form 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 30, 1998
                         Commission file Number 1-12499

                       CORNERSTONE PROPANE PARTNERS, L.P.
             (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                             77-0439862
--------------------------------                           -------------------
(State or other jurisdiction of                              (IRS Employer
Incorporation or Organization)                             Identification No.)

432 Westridge Drive, Watsonville, California                   95076
----------------------------------------------              ------------
(Address of Principal Executive Offices)                     (Zip Code)

Registrant's Telephone Number, Including Area Code           (831) 724-1921

           Securities registered pursuant to Section 12(b) of the Act.

        Title of Each Class           Name of Each Exchange on which Registered
 --------------------------------     -----------------------------------------
            Common Units                       New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the 13,283,980 common units held by nonaffiliates of the Registrant as of the close of business on September 25, 1998, is:
$254,100,000.

                       Documents Incorporated by Reference
                                      None


The undersigned registrant hereby amends Part I, Item 1, Part III, Item 11, and Part IV, Item 14 of its Form 10-K filed with the Securities and Exchange Commission on September 28, 1998 by filing this Amendment No. 1 to Form 10-K for the fiscal year ended June 30, 1998.

PART I

ITEM 1. BUSINESS.

GENERAL

    Cornerstone Propane Partners, L.P. ("Cornerstone Partners"), and its subsidiary, Cornerstone Propane, L.P. ("the Operating Partnership"), were organized in October 1996 and November 1996, respectively, as Delaware limited partnerships. Cornerstone Propane GP, Inc. (the "Managing General Partner") and SYN Inc. (the "Special General Partner" and, collectively with the Managing General Partner, the "General Partners") are the general partners of Cornerstone Partners and the Operating Partnership. The General Partners own an aggregate 2% interest as general partners, and the Unitholders (including the General Partners as holders of Subordinated Units) own a 98% interest as limited partners, in Cornerstone Partners and the Operating Partnership on a combined basis. Cornerstone Partners, the Operating Partnership and its corporate subsidiary are referred to collectively herein as the "Partnership."


    The Partnership was formed in 1996 to acquire, own and operate the propane businesses and assets of SYN, Inc. and its subsidiaries ("Synergy") and Empire Energy Corporation and its subsidiaries ("Empire Energy") (formerly subsidiaries of Northwestern Growth Corporation ("Northwestern Growth")) and CGI Holdings, Inc. and its subsidiaries ("Coast"). Northwestern Growth is a wholly owned subsidiary of Northwestern Corporation ("NOR"), a New York Stock Exchange-listed national consumer services company. Northwestern Growth was formed in 1994 to pursue and manage nonutility investments and development activities for NOR, with a primary focus on growth opportunities in the energy, energy equipment and energy services industries. To capitalize on the growth and consolidation opportunities in the propane distribution market, in August 1995, Northwestern Growth acquired the predecessor of Synergy, then the sixth largest retail marketer of propane in the United States and, in October 1996, it acquired Empire Energy, then the eighth largest retail marketer of propane in the United States. Immediately prior to the Partnership's initial public offering ("IPO") of Common Units in December 1996, Northwestern Growth acquired Coast, then the 18th largest retail marketer of propane in the United States. The Partnership commenced operation on December 17, 1996, concurrently with the closing of the IPO, when substantially all of the assets and liabilities of Synergy, Empire Energy and Coast were contributed to the Operating Partnership. Information in this Form 10-K related to the pro forma year ended June 30, 1997, reflects a full year of activity for the three predecessor companies, as if the Partnership had been in operation on July 1, 1996.

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


    The retail propane business is a "margin-based" business in which gross profits depend on the excess of sales prices over propane supply costs. Sales of propane to residential and commercial customers, which account for the vast majority of the Partnership's revenue, have provided a relatively stable source of revenue for the Partnership. Based on fiscal 1998 retail propane gallons sold, the customer base consisted of 57% residential, 23% commercial and industrial and 20% agricultural and other customers. Sales to residential customers have generally provided higher gross margins than other retail propane sales. While commercial propane sales are generally less profitable than residential retail sales, the Partnership has traditionally relied on this customer base to provide a steady, noncyclical source of revenues. No single customer accounted for more than 1% of total revenues.


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

OPERATIONS

    The Partnership has organized its operations in a manner that the Partnership believes enables it to provide excellent service to its customers and to achieve maximum operating efficiencies. The Partnership's retail propane distribution business is organized into regions. Each region is supervised by a regional manager. Personnel located at the retail service centers in the various regions are primarily responsible for customer service and sales.

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

    The wholesale liquefied petroleum gas (LPG) business, which includes propane, is highly competitive. For the year ended June 30, 1998, the Partnership's wholesale LPG operations accounted for 68% of total revenue but less than 13% of the gross profit. The Partnership believes that its wholesale business provides it with a national presence and a reasonably secure, efficient supply base, and positions it well for expansion through acquisitions or start-up operations in new markets.

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

PERSONNEL

    As of September 25, 1998, the Partnership had 2,000 full-time employees, of whom 106 were general and administrative and 1,894 were operational employees. Fewer than 100 of the Partnership employees were represented by labor unions. The Partnership believes that its relations with its employees are satisfactory. The Partnership generally hires seasonal workers to meet peak winter demand.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED UNITHOLDER MATTERS.

    Cornerstone Propane Partners, L.P. Common Units are traded on the New York Stock Exchange under the symbol CNO. The high and low trading prices for the following quarters were:

Fiscal Year 1998                                   High              Low
-----------------                                  ----              ---
Quarter ended September 30                      23 7/8            21 1/16
Quarter ended December 31                       23 15/16          22 1/4
Quarter ended March 31                          23 3/8            20 1/2
Quarter ended June 30                           22 15/16          21

Fiscal Year 1997
----------------
Quarter ended March 31                         $22 3/8           $20 7/8
Quarter ended June 30                           22 1/8            19 3/4

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

    For a further discussion of the Partnership's cash distribution policy, refer to Notes 4 and 7 in the Partnership's Consolidated Financial Statements included in Item 8 of this report. For a discussion of certain restrictions under the Partnership's loan agreements that limit the Partnership's ability to pay cash distributions, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources --Financing and Sources of Liquidity" included in Item 7 of this report.

ITEM 6.  SELECTED FINANCIAL DATA.

CORNERSTONE

    The following table presents selected consolidated operating and balance sheet data of Cornerstone Propane Partners, L.P. and its subsidiary as of June 30, 1998 and 1997, and for the year ended June 30, 1998, and the period from inception (December 17, 1996) to June 30, 1997. The financial data of the Partnership was derived from the Partnership's audited consolidated financial statements. The financial data set forth below should be read in conjunction with the Partnership's consolidated financial statements, together with the notes thereto, included in Item 8 of this report.

                                               CORNERSTONE PARTNERS

                                       (IN THOUSANDS, EXCEPT PER UNIT DATA)


                                                                                                           Period from
                                                                                                            Inception
                                                                                                          (December 17,
                                                                                  Year Ended                1996) to
                                                                                 June 30, 1998            June 30, 1997
                                                                                 -------------            -------------
STATEMENT OF OPERATIONS DATA:

   Revenues                                                                      $      768,129           $      389,630
   Cost of sales                                                                        623,924                  315,324
                                                                                  -------------            -------------
   Gross profit                                                                         144,205                   74,306

   Operating, general and administrative expenses                                        97,184                   50,023
   Depreciation and amortization                                                         18,246                    8,519
                                                                                  -------------            -------------

   Operating income                                                                      28,775                   15,764

   Interest expense                                                                      19,222                    9,944
                                                                                  -------------            -------------

   Income before provision for income taxes                                               9,553                    5,820

   Provision for income taxes                                                               127                       64
                                                                                  -------------            -------------

   Net income                                                                    $        9,426           $        5,756
                                                                                  -------------            -------------
                                                                                  -------------            -------------

                                                                                       1998                     1997
                                                                                       ----                     ----
BALANCE SHEET DATA:

   (As of June 30)
   Current assets                                                                $       53,221           $       50,461
   Total assets                                                                         572,511                  521,193
   Current liabilities                                                                   51,595                   40,942
   Long-term debt (including current maturities)                                        240,938                  237,268
   Partners' capital                                                                    279,594                  243,929

OPERATING DATA:

   Capital expenditures (including acquisitions)                                 $       30,096           $        3,754
   EBITDA(a)                                                                             47,021                   24,283
   Income per unit                                                                          .50                   .34
   Retail propane gallons sold                                                          235,000                  213,700

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

                                                   Synergy Group Incorporated                    Syn Inc.
                                           -------------------------------------------     -------------------------
                                                                             Four and      Ten and         Five and
                                                                             One-Half      One-Half        One-Half
                                                                              Months        Months          Months
                                         Fiscal Year Ended March 31,          Ended         Ended           Ended
                                         --------------------------          August 14,     June 30,      December 16,
                                             1994              1995            1995          1996            1996
                                             ----              ----          --------       -------        ------
                                                                 (In Thousands)
STATEMENT OF OPERATIONS
   DATA:
     Revenues                           $   133,731      $   123,562       $    32,179   $    96,062      $   44,066
     Cost of product sold                    63,498           59,909            15,387        46,187          23,322
     Gross profit                            70,233           63,653            16,792        49,875          20,744
     Depreciation and amortization            5,170            5,100             1,845         3,329           1,904
     Operating income (loss)                  3,609           (2,291)           (6,660)       14,520           3,769
     Interest expense                        13,126           11,086             3,223         5,584           3,311
     Provision (benefit) for income
         taxes                                 (400)             (84)               31         3,675             298
     Net income (loss)                      (11,615)         (13,417)           (9,813)        5,261             160

                                                   Synergy Group Incorporated                    Syn Inc.
                                           -------------------------------------------     -------------------------
                                                                             Four and      Ten and         Five and
                                                                             One-Half      One-Half        One-Half
                                                                              Months        Months          Months
                                         Fiscal Year Ended March 31,          Ended         Ended           Ended
                                         --------------------------          August 14,     June 30,      December 16,
                                             1994              1995            1995          1996            1996
                                             ----              ----          --------       -------        ------
                                                                 (In Thousands)
BALANCE SHEET DATA
   (END OF PERIOD)
     Current assets                     $    31,149      $    27,542       $    21,501   $    59,027      $   21,271
     Total assets                           111,914          103,830            96,500       166,762         174,140
     Current liabilities                    161,360          109,685           119,546        34,850           9,139
     Total debt                             122,626           92,717            89,541        79,524          84,585
     Redeemable preferred stock                  --               --                --        55,312          55,312
     Stockholders' equity (deficit)         (55,424)         (15,762)          (25,576)       (1,899)         (5,617)

OPERATING DATA:
   EBITDA (a)                           $     8,779      $     2,809       $    (4,815)  $    17,849      $    5,673
   Capital expenditures                       3,141            3,737               596         8,708           3,751
   Retail propane gallons sold              137,937          126,205            27,282        92,621          39,468

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

                                                                                 Empire Energy
                                                                 ---------------------------------------------------
                                                                                                         Five and
                                                                                                         One-Half
                                                                                                          Months
                                                                    Fiscal Year Ended June 30,             Ended
                                                                 ---------------------------------      December 16,
                                                                 1994          1995          1996           1996
                                                                 ----          ----          ----           ----
                                                                                 (In Thousands)
STATEMENT OF OPERATIONS
   DATA
     Revenues                                                $    60,216   $    56,689   $    98,821      $   43,201
     Cost of product sold                                         28,029        26,848        50,080          23,310
     Gross profit                                                 32,187        29,841        48,741          19,891
     Depreciation and amortization                                 4,652         4,322         5,875           2,929
     Operating income                                              6,015         1,084         9,846           3,567
     Interest expense                                                118            39         2,598           3,621
     Provision for income taxes                                    2,400           600         3,550              32
     Net income (loss)                                             3,497           445         3,698             (86)
BALANCE SHEET DATA:
   (END OF PERIOD)
     Current assets                                          $     9,292   $     9,615   $    16,046      $   27,491
     Total assets                                                 64,734        69,075       107,102         183,046
     Current liabilities                                           2,697         4,277        12,126          11,210
     Long-term debt                                                  135         1,701        25,442         111,853
     Stockholders' equity                                         46,111        46,535        50,233          15,922
OPERATING DATA:
   EBITDA (a)                                                $    10,667   $     5,406   $    15,721      $    6,496
   Capital expenditures                                            4,058         8,365        39,164           2,823
   Retail propane gallons sold                                    67,286        62,630       104,036          40,847

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

                                                                                     Coast
                                                            ------------------------------------------------------
                                                                                                        Four and
                                                                                                        One-Half
                                                                                                         Months
                                                                 Fiscal Year Ended July 31,               Ended
                                                            ---------------------------------------    December 16,
                                                                1994          1995          1996           1996
                                                                ----          ----          ----       -----------

                                                                                (In Thousands)
STATEMENT OF OPERATIONS
   DATA
     Revenues                                               $   242,986   $   266,842   $   384,354    $  185,460
     Cost of product sold                                       214,632       234,538       351,213       173,155
     Gross profit                                                28,354        32,304        33,141        12,305
     Depreciation and amortization                                3,282         3,785         4,216         1,604
     Operating income                                             3,843         4,535         4,044           122
     Interest expense                                             4,029         5,120         5,470         2,238
     Benefit for income taxes                                       (28)         (202)         (473)         (748)
     Net loss (a)                                                  (158)         (889)         (953)       (1,368)


BALANCE SHEET DATA:
   (END OF PERIOD)
     Current assets                                         $    29,150   $    33,676   $    35,297    $   49,392
     Total assets                                                93,559       101,545       106,179       119,066
     Current liabilities                                         31,178        27,605        37,849        48,254
     Long-term debt                                              31,080        46,021        41,801        46,245
     Mandatorily redeemable securities                            8,874         7,781         8,559         8,675
     Stockholders' equity                                         7,661         7,853         6,098         4,614
OPERATING DATA (UNAUDITED):
   EBITDA (b)                                               $     7,125   $     8,320   $     8,260    $    1,726
   Capital expenditures (c)                                       4,451         5,581         6,060         1,503
   Retail propane gallons sold                                   30,918        36,569        34,888        13,380

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

     (c) Capital expenditures fall generally into three categories: (i) growth capital expenditures, which include expenditures for the purchase of new propane tanks and other equipment to facilitate expansion of the retail customer base, (ii) maintenance capital expenditures, which include expenditures for repair and replacement of property, plant and equipment, and (iii) acquisition capital expenditures.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion of the historical financial condition and results of operations for Cornerstone Propane Partners, L.P. and its subsidiary, Cornerstone Propane, L.P. (collectively "Cornerstone" or the "Partnership") should be read in conjunction with the historical financial statements and accompanying notes thereto included elsewhere in this report and the pro forma financial information elsewhere herein.

GENERAL

   The Partnership is a Delaware limited partnership formed in October 1996 to own and operate the propane business and assets of SYN Inc. and its subsidiaries ("Synergy"), Empire Energy Corporation and its subsidiaries ("Empire"), and CGI Holdings, Inc. and its subsidiaries ("Coast"). The Partnership believes it is the fifth largest retail marketer of propane in the United States, serving more than 380,000 residential, commercial, industrial and agricultural customers from 282 customer service centers in 27 states.

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

ANALYSIS OF HISTORICAL RESULTS OF OPERATIONS

   The following discussion compares the results of operations and other data of Cornerstone for the year ended June 30, 1998, to the pro forma year ended June 30, 1997. The pro forma consolidated statement of income was prepared to reflect the effects of the Partnership's December 17, 1996 Initial Public Offering ("IPO") as if it had been completed in its entirety as of July 1, 1996.

                                                                           Pro Forma
Year Ended June 30, thousands of dollars                   1998              1997
                                                           ----              ----
Revenues                                            $        768,129   $        664,197
Cost of sales                                                623,924            534,892
                                                      --------------     --------------

Gross profit                                                 144,205            129,305
Operating, general and administrative
   expenses                                                   97,184             88,264
Depreciation and amortization                                 18,246             15,073
                                                      --------------     --------------

Operating income                                              28,775             25,968
Interest expense                                              19,222             18,215
Provision for income taxes                                       127                109
                                                      --------------     --------------

Net income                                          $          9,426   $          7,644
                                                      --------------     --------------
                                                      --------------     --------------

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

FORWARD-LOOKING STATEMENTS

   The information presented herein may contain certain "forward-looking statements" within the meaning of the federal securities laws. The Partnership's actual future performance will be affected by a number of factors, risks and uncertainties, including without limitation, weather conditions, regulatory changes, competitive factors, the Partnership's success in dealing with the Year 2000 issues and the operations of vendors, suppliers and customers, many of which are beyond the Partnership's control. Future events and results may vary substantially from what the Partnership currently foresees, and there can be no assurance that the Partnership's actual results will not differ materially from its expectations. The Partnership undertakes no obligation to publicly release any revision to these forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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


Name                   Age     Position with Managing General Partner
----                   ---     --------------------------------------
Merle D. Lewis          50      Chairman of the Board of Directors
Richard R. Hylland      37      Vice Chairman of the Board of Directors
Keith G. Baxter         49      President, Chief Executive Officer and
                                     Director
Charles J. Kittrell     58      Executive Vice President, Chief Operating
                                     Officer and Secretary
Ronald J. Goedde        49      Executive Vice President, Chief Financial
                                     Officer and Treasurer
Vincent J. DiCosimo     40      Executive Vice President
William L. Woods        48      Vice President
Paul Christen           69      Director
Kurt Katz               65      Director
Daniel K. Newell        41      Director

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

                          SUMMARY COMPENSATION TABLE

                                                          Annual Compensation                         Long Term
                                             ----------------------------------------------------   Compensation
                                                                 Bonus                                   on
                                                        -----------------------       Other          Restricted
                                                        Acquisition     Other         Annual            Unit          All Other
Name and Principal Position         Year     Salary     Incentive(1)   Bonus(2)   Compensation(3)     Awards(4)    Compensation(5)
---------------------------         ----     ------     ------------   --------   ---------------     ---------    --------------
Keith G. Baxter                     1998     $191,485     $590,814      $60,000       $135,000       $      --       $  11,059
   Chief Executive Officer          1997      108,333      364,670       25,000         67,500        2,800,000          3,683
Charles J. Kittrell                 1998      155,283      393,876       30,000         65,000              --          10,125
   Chief Operating Officer          1997       88,125      243,113       15,000         32,500        1,600,000          4,256
Ron J. Goedde                       1998      145,171      328,230       35,000         40,000              --           6,143
   Chief Financial Officer          1997       79,192      202,594       15,000         20,000        1,600,000          2,998
Vincent J. Di Cosimo                1998      159,933            0      245,000         25,000              --           5,003
   Senior Vice President            1997       81,250            0      175,000         12,500        1,000,000          2,333
William L. Woods                    1998      130,495      187,560       40,000              0         300,000           3,179
   Vice President                   1997       62,292      115,766       50,000              0              --               0

(1) Reflects amounts awarded under the Acquisition Incentive Plan for Messrs. Baxter, Kittrell, Goedde and Woods. See "Incentive Plans."

(2) Reflects (a) bonus paid under the Annual Operating Incentive Plan payable to Messrs. Baxter, Kittrell, Goedde and Woods; (b) the bonus payable to Mr. Di Cosimo under the Coast Energy Group Bonus Plan; (c) reflects a one-time special consolidating bonus awarded to Messers. Baxter, Kittrell, Goedde and Woods in 1997. See "Incentive Plans."

(3) Reflects the Management Fees payable to Messrs. Baxter, Kittrell, Goedde and Di Cosimo in connection with the acquisition of Empire Energy and Coast by Northwestern Growth. See "Employment Agreements."

(4) The total number of restricted Common Units and their aggregate market value as of June 30, 1998, were: Mr. Baxter, 133,333 Common Units valued at $2,941,659; Mr. Kittrell, 76,190 Common Units valued at $1,680,942; Mr. Goedde, 76,190 Common Units valued at $1,680,942; and Mr. Di Cosimo, 47,619 Common Units valued at $1,050,594 and Mr. Woods, 13,370 Common Units valued at $294,976. Amounts listed in the table are units valued at time of issuance. There were no payouts under the Restricted Unit Plan during the fiscal period ended June 30, 1998.

(5) The "All Other Compensation" category reflects the Managing General Partner's matching contributions to its 401(k) Plan for each of Messrs. Baxter, Kittrell, Goedde, Di Cosimo and Woods; and payments for life and disability insurance for Messers. Baxter, Kittrell, Goedde and Di Cosimo. See "Employment Agreements".

EMPLOYMENT AGREEMENTS

    The Managing General Partner has entered into employment agreements (the "Employment Agreements") with each of Keith G. Baxter, Charles J. Kittrell, Ronald J. Goedde and Vincent J. Di Cosimo and William L. Woods (the "Executives").


    Pursuant to the Employment Agreements, Messrs. Baxter, Kittrell, Goedde, DiCosimo and Woods serve as President and Chief Executive Officer, Executive Vice President and Chief Operating Officer, Executive Vice President and Chief Financial Officer, Senior Vice President and Vice President, respectively, of the Managing General Partner. Each of the Employment Agreements has a term of three years from the closing of the Transactions, unless sooner terminated as provided in the Employment Agreements. The Employment Agreements provide for an annual base salary of $200,000, $160,000, $150,000, $150,000 and $125,000 for
each of Messrs. Baxter, Kittrell, Goedde, Di Cosimo and Woods, respectively, subject to such increases as the Board of Directors of the Managing General Partner may authorize from time to time, plus a fee for each of the Executives of approximately $135,000, $65,000, $40,000, $25,000 and $0, respectively, per year for three years related to the acquisition of Empire Energy and Coast by Northwestern Growth (the "Management Fee"). In addition, the Managing General Partner pays for a $725,000 life insurance policy for Mr. Baxter and $410,000 life insurance policies for each of Messrs. Kittrell, Goedde and Di Cosimo. Each of the Executives participates in the Annual Operating Performance Incentive Plan of the Managing General Partner and Messrs. Baxter, Kittrell, Goedde and Woods participate in the New Acquisition Incentive Plan of the Managing General Partner (together with the Annual Operating Performance Incentive Plan, the "Plans") as described below. The Executives are also entitled to participate in such other benefit plans and programs as the Managing General Partner may provide for its employees in general (the "Other Benefit Plans").

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

RESTRICTED UNIT PLAN

                      LONG-TERM INCENTIVE PLAN

    The following table sets forth the restricted unit grants made under the Restricted Unit Plan to the named executive officers of the Partnership.


                        Number of Shares, Units or   Performance or Other Period
          Name                Other Rights            Until Maturation or Payout
          ----          --------------------------   ---------------------------
Keith G. Baxter         133,333 Common Units(1)                  (3)
Charles J. Kittrell      76,190 Common Units(1)                  (3)
Ronald J. Goedde         76,190 Common Units(1)                  (3)
Vincent J. Di Cosimo     47,619 Common Units(1)                  (3)
William L. Woods         13,370 Common Units(2)                  (3)

(1)  Granted on December 17, 1996 upon consummation of the IPO.
(2)  Granted during fiscal year 1998.
(3)  Restricted units are subject to a bifurcated vesting procedure such that
     (a) 25% of a participant's restricted units will vest over time, with one-third vesting on the third, fifth and seventh anniversaries of the date of grant and (b) the remaining 75% of a participant's restricted units will vest automatically upon, and in the same proportions as, the conversion of the Subordinated Units to Common Units. See Note 4 to the Partnership's Consolidated Financial Statements included in Item 8. If a participant's employment is terminated without "cause" (as defined in the Restricted Unit
     Plan) or a participant resigns with "good reason" (as defined in the Restricted Unit Plan), the participant's rights to receive Common Units which vest over time will immediately vest. In the event of a "change of control" of the Partnership (as defined in the Restricted Unit Plan), all rights to receive Common Units pursuant to the Restricted Unit Plan will immediately vest. Until rights to receive Common Units have vested, the Common Units to which they relate are not issued, and the participant is not entitled to any distributions or allocations of income or loss, and has no voting or other rights, with respect to such Common Units.

DIRECTOR COMPENSATION

    The Chairman of the Board of the Managing General Partner receives $50,000 annually and each of its other nonemployee directors receives $15,000 annually, plus $1,000 per Board meeting attended and $500 per committee meeting attended. Committee chairmen receive $500 per quarter.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT OWNERSHIP OF PARTNERSHIP UNITS BY THE GENERAL PARTNERS AND DIRECTORS AND EXECUTIVE OFFICERS OF THE MANAGING GENERAL PARTNER

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


    Name and Address                                                          Amount and Nature    Percent of
   of Beneficial Owner                               Class                  of Beneficial Owner      Class
   -------------------                               -----                  -------------------    ----------
Managing General Partner(1)                        Subordinated                5,677,040             86.0%
Special General Partner(2)                         Subordinated                  920,579             14.0%
Merle Lewis                                        Common                          3,588 (3)(4)        *
Richard R. Hylland                                 Common                            169 (3)(4)        *
Keith G. Baxter                                    Common                         26,186    (3)        *
Charles J. Kittrell                                Common                         11,889    (3)        *
Ronald J. Goedde                                   Common                         10,524    (3)        *
Vincent J. Di Cosimo                               Common                          3,500    (3)        *
William L. Woods                                   Common                          3,180    (3)        *
Paul Christen                                      Common                            192    (3)        *
Kurt Katz                                          Common                         25,192    (3)        *
Daniel K. Newell                                   Common                          1,169 (3)(4)        *


All directors and executive officers (10 persons) as a common group               85,589    (3)        *

*Less than 1%

(1) The business address of the Managing General Partner is 432 Westridge Drive, Watsonville, California 95076.

(2) The business address of the Special General Partner is 33 Third Street S.E., Huron, South Dakota 57350.

(3)  Excludes Common Units awarded under the Restricted Unit Plan as follows:
     Mr. Lewis- 19,048 Common Units; Mr. Hylland - 14,286 Common Units; Mr. Baxter - 133,333 Common Units; Mr. Kittrell - 76,190 Common Units; Mr. Goedde - 76,190 Common Units; Mr. Di Cosimo - 47,619 Common Units; Mr. Woods - 13,370 Common Units; Mr. Christen - 8,889 Common Units; Mr. Katz - 9,302 Common Units; Mr. Newell - 9,524 Common Units; and all directors and officers as a group - 407,751 Common Units.

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

(a) (3)  Exhibits

3.1 Amended and Restated Agreement of Limited Partnership of Cornerstone Propane Partners, L.P. dated as of December 17, 1996. (Incorporated by reference to Exhibit 3.1 of the Partnership's report on Form 8-K dated April 14, 1997 (The Form 8-K).)

3.2 Amended and Restated Agreement of Limited Partnership of Cornerstone Propane, L.P. dated as of December 17, 1996. (Incorporated by reference to Exhibit 3.2 to the Form 8-K.)

10.1 Credit Agreement dated December 17, 1996, among Cornerstone Propane, L.P., various financial institutions and Bank of America National Trust and Savings Association, as agent. (Incorporated by reference to Exhibit 10.1 to the Form 8-K.)

10.2 Note Purchase Agreement dated December 17, 1996, among Cornerstone Propane, L.P. and various investors. (Incorporated by reference to Exhibit 10.2 to the Form 8-K.)

10.3 Contribution, Conveyance and Assumption Agreement dated as of December 17, 1996 among Cornerstone Propane Partners, L.P., Cornerstone Propane, L.P., Cornerstone

         Propane GP, Inc., Empire Energy SC Corporation and
         SYN Inc. (Incorporated by reference to Exhibit 10.3 to the Form 8-K.)

10.4* 1996 Cornerstone Propane Partners, L.P. Restricted Unit Plan (Incorporated by reference to Exhibit 10.4 to the Form 8-K.)

10.5* Form of Amended and Restated Employment Agreements for Messrs. Baxter, Kittrell, Goedde and DiCosimo (Incorporated by reference to Exhibit
         10.5 to the Form 8-K.)

10.6     Amendment No. 1 to Credit Agreement (Incorporated by reference to
         Exhibit 10.6 to the Partnership's previous report on Form 10-K, dated September 28, 1997.)

10.7     Amendment No. 2 to Credit Agreement (Incorporated by reference to
         Exhibit 10.7 to the Partnership's previous report on Form 10-K, dated September 28, 1997.)

21.1     List of Subsidiaries

23.1     Consent of Arthur Andersen LLP

23.2     Consent of Baird, Kurtz & Dobson

23.3     Consent of PricewaterhouseCoopers LLP


27       Financial Data Schedule



*  Management contract or compensatory plan or arrangement.

 (b)     Reports on Form 8-K

         None

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Cornerstone Propane Partners, L.P.

                                      By:      Cornerstone Propane GP, Inc.
                                               Managing General Partner

                                      By:     /s/ Keith G. Baxter
                                               Keith G. Baxter

    Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                              Capacity in which Signed                                 Date
              ---------                              ------------------------                                 ----

     /s/ Merle Lewis                                  Chairman of the Board                              October 8, 1998
     ---------------------------                       of Directors of the
         Merle Lewis                                 Managing General Partner


     /s/ Richard R. Hylland                          Vice Chairman of the Board                          October 8, 1998
     ---------------------------                        of Directors of the
         Richard R. Hylland                           Managing General Partner


     /s/ Keith G. Baxter                             President, Chief Executive                          October 8, 1998
     ---------------------------                        Officer and Director
         Keith G. Baxter                           of the Managing General Partner
                                                    (principal executive officer)


     /s/ Ronald J. Goedde                    Executive Vice President, Chief Financial                   October 8, 1998
     ---------------------------                   Officer and Treasurer of the
         Ronald J. Goedde                             Managing General Partner
                                              (principal financial/accounting officer)

     /s/ Paul R. Christen                             Director of the Managing                           October 8, 1998
     ---------------------------                          General Partner
         Paul R. Christen

     /s/ Kurt Katz                                       Director of the                                 October 8, 1998
     ---------------------------                     Managing General Partner
         Kurt Katz

     /s/ Daniel K. Newell                                Director of the                                 October 8, 1998
     ---------------------------                     Managing General Partner
         Daniel K. Newell

CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Cornerstone Propane Partners, L.P.:


We have audited the accompanying consolidated balance sheets of Cornerstone Propane Partners, L.P. (a Delaware limited partnership) and Subsidiary as of June 30, 1998 and 1997, and the related consolidated statements of income, partners' capital and cash flows for the year ended June 30, 1998 and for the period from commencement of operations (December 17, 1996) to June 30, 1997. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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




                                               ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
July 30, 1998

CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

June 30                                                                                     1998                 1997
--------------------------------------------------------------------------------------------------------------------------
                                                                                  (Thousands of dollars, except unit data)
ASSETS
Current assets:
   Cash and cash equivalents                                                        $        9,366       $        8,406
   Trade receivables, net                                                                   18,467               22,124
   Inventories                                                                              18,238               15,538
   Prepaid expenses and other current assets                                                 7,150                4,393
                                                                                     -------------        -------------
         Total current assets                                                               53,221               50,461

Property, plant and equipment, net                                                         275,288              247,943
Goodwill and other intangible assets, net                                                  242,199              221,748
Other assets                                                                                 1,803                1,041
                                                                                     -------------        -------------

         Total assets                                                               $      572,511       $      521,193
                                                                                     -------------        -------------
                                                                                     -------------        -------------

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
   Current portion of long-term debt                                                $        3,800       $        5,736
   Trade accounts payable                                                                   18,460               22,534
   Accrued expenses                                                                         29,335               12,672
                                                                                     -------------        -------------
         Total current liabilities                                                          51,595               40,942

Long-term debt                                                                             237,138              231,532
Due to related party                                                                         1,684                  740
Other noncurrent liabilities                                                                 2,500                4,050
                                                                                     -------------        -------------
         Total liabilities                                                                 292,917              277,264
                                                                                     -------------        -------------

Partners' capital:
   Common Unitholders (13,234,411 and 10,512,805
     units issued and outstanding)                                                         185,803              146,851
   Subordinated Unitholders (6,597,619 units issued and outstanding)                        88,117               92,106
   General Partners                                                                          5,674                4,972
                                                                                     -------------        -------------
         Total partners' capital                                                           279,594              243,929
                                                                                     -------------        -------------

         Total liabilities and partners' capital                                    $      572,511       $      521,193
                                                                                     -------------        -------------
                                                                                     -------------        -------------

The accompanying notes are an integral part of these consolidated balance sheets.

CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

                                                                                                        From Commencement
                                                                                                         of Operations on
                                                                            Year Ended                 December 17, 1996 to
                                                                          June 30, 1998                   June 30, 1997
---------------------------------------------------------------------------------------------------------------------------
                                                                           (Thousands of dollars, except per unit data)
Revenues                                                                   $      768,129               $      389,630

Cost of sales                                                                     623,924                      315,324
                                                                            -------------                -------------

Gross profit                                                                      144,205                       74,306
                                                                            -------------                -------------

Expenses:
   Operating, general and administrative                                           97,184                       50,023
   Depreciation and amortization                                                   18,246                        8,519
                                                                            -------------                -------------
     Total expenses                                                               115,430                       58,542
                                                                            -------------                -------------

Operating income                                                                   28,775                       15,764

Interest expense                                                                   19,222                        9,944
                                                                            -------------                -------------

Income before provision for income taxes                                            9,553                        5,820

Provision for income taxes                                                            127                           64
                                                                            -------------                -------------

Net income                                                                 $        9,426               $        5,756
                                                                            -------------                -------------
                                                                            -------------                -------------

General Partners' interest in net income                                   $          189               $          212
                                                                            -------------                -------------
                                                                            -------------                -------------

Limited Partners' interest in net income                                   $        9,237               $        5,544
                                                                            -------------                -------------
                                                                            -------------                -------------

Net income per unit                                                        $          .50               $         0.34
                                                                            -------------                -------------
                                                                            -------------                -------------

Weighted average number of units outstanding                                       18,429                       16,531
                                                                            -------------                -------------
                                                                            -------------                -------------

The accompanying notes are an integral part of these consolidated financial statements.

CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                                                                                   Thousands of Dollars
                                                              --------------------------------------------------------------------
                                                                                                                       Total
                                 Number of Units                                                     General         Partners'
                           Common          Subordinated          Common         Subordinated         Partners         Capital
----------------------------------------------------------------------------------------------------------------------------------
Balance at
  commencement of
  operations on
  December 17, 1996                 --               --          $      --         $    --           $       --         $    --

Contributions of net
   assets of
   predecessor
   companies and
   issuance of
   Common
   Units                     9,821,000        6,597,619            136,997          92,032                   --         229,029

Issuance of Common
   Units
   in connection
   with
   acquisitions                691,805               --             14,784              --                   --          14,784

Issuance of 2%
   General
   Partners' interest               --               --                 --              --                4,674           4,674

Additional General
   Partners'
   contribution in
   connection with
   acquisitions                     --               --                 --              --                  300             300

Quarterly
   distributions                    --               --             (6,244)         (4,156)                (214)        (10,614)

Net income                          --               --              1,314           4,230                  212           5,756
                        --------------    -------------        -----------     -----------          -----------     -----------

Balance at June 30,
   1997                     10,512,805        6,597,619            146,851          92,106                4,972         243,929
                       ---------------  ---------------         ----------     -----------          -----------     -----------

Issuance of Common
   Units                     1,960,000               --             40,828              --                   --          40,828

Additional General
   Partners'
   interest in
   connection with
   additional units                 --               --                 --              --                  832             832

Issuance of Common
   Units
   in connection with
   acquisitions                761,606               --             17,589              --                   --          17,589

Additional General
   Partners'
   contribution in
   connection
   with acquisitions                --               --                 --              --                  353             353

Quarterly
   distributions                    --               --            (25,567)         (7,124)                (672)        (33,363)

Net income                          --               --              6,102           3,135                  189           9,426
                        --------------    -------------        -----------     -----------          -----------     -----------

Balance at June 30,         13,234,411        6,597,619      $     185,803   $      88,117        $       5,674   $     279,594
  1998                  --------------    -------------        -----------     -----------          -----------     -----------
                        --------------    -------------        -----------     -----------          -----------     -----------

The accompanying notes are an integral part of these consolidated financial statements.

CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                        From Commencement
                                                                                                         of Operations on
                                                                                    Year Ended          December 17, 1996 to
                                                                                   June 30, 1998          June 30, 1997
--------------------------------------------------------------------------------------------------------------------------
                                                                                          (Thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                           $  9,426          $   5,756
   Adjustments to reconcile net income to net cash from
     operating activities:
         Depreciation and amortization                                                    18,246              8,519
         Gain on sale of assets                                                             (734)                --
         Changes in assets and liabilities, net of effect of acquisitions and dispositions:
                Trade receivables                                                          4,768             37,100
                Inventories                                                               (4,206)            11,020
                Prepaid expenses and other current assets                                 (5,354)              (734)
                Trade accounts payable and accrued expenses                                3,148            (39,299)
                Other assets and liabilities                                                (434)           (11,211)
                                                                                        --------          ---------
                  Net cash provided by operating activities                               24,860             11,151
                                                                                        --------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property, plant and equipment                                        (13,532)            (1,954)
   Acquisitions, net of cash received                                                    (16,564)            (1,800)
                                                                                        --------          ---------
                  Net cash used in investing activities                                  (30,096)            (3,754)
                                                                                        --------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (payments) on Working Capital Facility                                   4,120             (8,200)
   Financing Costs                                                                        (2,420)                --
   Net borrowings (payments) on purchase obligations                                      (4,609)               799
   Advances from General Partners'                                                           455                 --
   Proceeds from issuance of common units (net of costs)                                  40,828                 --
   General Partners' contribution                                                          1,185                 --
   Partnership distributions                                                             (33,363)           (10,614)
                                                                                        --------          ---------
                  Net cash provided by (used in) financing activities                      6,196            (18,015)
                                                                                        --------          ---------
PARTNERSHIP FORMATION TRANSACTIONS:
   Net proceeds from issuance of Common and Subordinated Units                                --            191,804
   Borrowings on Working Capital Facility                                                     --             12,800
   Issuance of Senior Notes                                                                   --            220,000
   Cash transfers from predecessor companies                                                  --             22,418
   Repayment of long-term debt and related interest                                           --           (337,631)
   Distribution to Special General Partner for the redemption
     of preferred stock                                                                       --            (61,196)
   Distribution to Special General Partner                                                    --            (15,500)
   Other fees and expenses                                                                    --            (13,673)
                                                                                        --------          ---------
                  Net cash provided by partnership
                    formation transactions                                                    --             19,022
                                                                                        --------          ---------
INCREASE IN CASH AND CASH EQUIVALENTS                                                        960              8,404
CASH AND CASH EQUIVALENTS, beginning of period                                             8,406                  2
                                                                                        --------          ---------
CASH AND CASH EQUIVALENTS, end of period                                                $  9,366          $   8,406
                                                                                        --------          ---------
                                                                                        --------          ---------

The accompanying notes are an integral part of these consolidated financial statements.

CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular dollars in thousands)


1. PARTNERSHIP ORGANIZATION AND FORMATION

    Cornerstone Propane Partners, L.P. ("Cornerstone Partners") was formed on October 7, 1996, as a Delaware limited partnership. Cornerstone Partners and its subsidiary, Cornerstone Propane, L.P., a Delaware limited partnership (the "Operating Partnership"), were formed to acquire, own and operate substantially all of the propane businesses and assets of SYN Inc. and its subsidiaries ("Synergy"), Empire Energy Corporation and its subsidiaries ("Empire"), and CGI Holdings, Inc. and its subsidiaries ("Coast"). The principal predecessor entities, Synergy, Empire and Coast, are collectively referred to herein as the "Predecessor Companies." The consolidated financial statements include the accounts of Cornerstone Partners, the Operating Partnership and its corporate subsidiaries, Cornerstone Sales & Service Corporation, a California corporation and Flame, Inc., an Arizona corporation, collectively referred to herein as the "Partnership." The Operating Partnership is, and the Predecessor Companies were, principally engaged in (a) the retail marketing and distribution of propane for residential, commercial, industrial, agricultural and other retail uses; (b) the wholesale marketing and distribution of propane and natural gas liquids and crude oil to the retail propane industry, the chemical and petrochemical industries and other commercial and agricultural markets; (c) the repair and maintenance of propane heating systems and appliances and; (d) the sale of propane-related supplies, appliances and other equipment. The Partnership entities commenced operations on December 17, 1996 pursuant to a Contribution, Conveyance and Assumption Agreement dated as of the same date, wherein substantially all of the assets and liabilities of the Predecessor Companies were contributed to the Operating Partnership (the "Conveyance"). As a result of the Conveyance, Cornerstone Propane GP, Inc., a California corporation and the managing general partner of Cornerstone Partners and the Operating Partnership (the "Managing General Partner"), and SYN Inc., a Delaware corporation and the special general partner of Cornerstone Partners and the Operating Partnership (the "Special General Partner"), received all interests in the Operating Partnership, and the Operating Partnership received substantially all assets and assumed substantially all liabilities of the Predecessor Companies. Immediately after the Conveyance, and in accordance with the Amended and Restated Agreement of Limited Partnership of Cornerstone Partners (the "Partnership Agreement"), the Managing General Partner and the Special General Partner conveyed their limited partner interests in the Operating Partnership to Cornerstone Partners in exchange for a 2% interest in Cornerstone Partners and the Operating Partnership.

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

    During the Subordination Period (see Note 4), the Partnership may issue up to 4,270,000 additional Parity Units (generally defined as Common Units and all other Units having rights to distribution or in liquidation ranking on a parity with the Common Units), excluding Common Units issued in connection with (a) employee benefit plans and (b) the conversion of Subordinated Units into Common Units, without the approval of a majority of the Unitholders. The Partnership may issue an unlimited number of additional Parity Units without Unitholder approval if such issuance occurs in connection with acquisitions, including, in certain circumstances, the repayment of debt incurred in connection with an acquisition. In addition, under certain conditions the Partnership may issue without Unitholder approval an unlimited number of parity securities for the repayment of up to $75.0 million of long-term indebtedness of the Partnership. After the Subordination Period, the Managing General Partner may cause the Partnership to issue an unlimited number of additional limited partner interests and other equity securities of the Partnership for such consideration and on such terms and conditions as shall be established by the Managing General Partner at its sole discretion.

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

2.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS - The Partnership believes it is the fifth largest retail marketer of propane in the United States in terms of volume, serving more than 380,000 residential, commercial, industrial and agricultural customers from 282 customer service centers in 27 states. The Partnership was formed to own and operate the propane business and assets of Synergy, Empire and Coast. The Partnership's operations are concentrated in the east coast, south-central and west coast regions of the United States.

BASIS OF PRESENTATION - The consolidated financial statements include the accounts of the Partnership and its Subsidiary. The acquisitions of the Predecessor Companies has been accounted for as purchase business combinations based on the fair value of the assets acquired. Certain 1997 amounts in the accompanying financial statements have been reclassified to conform to the 1998 presentation. These reclassifications had no effect on net income or partners' capital as previously reported. All significant intercompany transactions and accounts have been eliminated.

FISCAL YEAR - The Partnership's fiscal year is July 1 to June 30. Because the Partnership commenced operations upon completion of the IPO, the accompanying consolidated statements of income, partners' capital and cash flows for the period ended June 30, 1997 are for the period from commencement of operations on December 17, 1996 to June 30, 1997.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Ultimate results could differ from those estimates.

FINANCIAL INSTRUMENTS - The carrying amounts for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. Based on the borrowing rates currently available to the Partnership for bank loans with similar terms and average maturities, the fair value of long-term debt was substantially the same as its carrying value at June 30, 1998 and 1997.

    The Partnership routinely uses commodity futures contracts to reduce the risk of future price fluctuations for natural gas and liquefied petroleum gas
(LPG) inventories and contracts. Gains and losses on futures contracts purchased as hedges are deferred and recognized in cost of sales as a component of the product cost for the related hedged transaction. In the statement of cash flows, cash flows from qualifying hedges are classified in the same category as the cash flows from the items being hedged. Net realized gains and losses for the current fiscal year and unrealized gains and losses on open positions as of June 30, 1998 and 1997 were not material.

REVENUE RECOGNITION - Sales of natural gas, crude oil, natural gas liquids and LPG and the related cost of product are recognized upon delivery of the product.

CASH AND CASH EQUIVALENTS - The Partnership considers all liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents consisted primarily of certificates of deposit. Approximately $3.0 million of cash equivalents at June 30, 1998 and 1997 are restricted due to security requirements against letters of credit.

TRADE RECEIVABLES, NET - Trade receivables are stated net of allowance for doubtful accounts of $2.8 million and $3.1 million at June 30, 1998 and 1997, respectively.

INVENTORIES - Inventories are stated at the lower of cost or market. The cost of natural gas, crude oil, natural gas liquids and LPG is determined using the first-in, first-out ("FIFO") method. The cost of gas distribution parts, appliances and equipment is determined using the weighted average method. At June 30, the major components of inventory consisted of the following:

                                                                     1998                  1997
                                                                     ----                  ----
                          LPG and other                         $        8,777        $        7,122
                          Appliances                                     5,023                 3,846
                          Parts and fittings                             4,438                 4,570
                                                                 -------------         -------------
                                                                $       18,238        $       15,538
                                                                 -------------         -------------
                                                                 -------------         -------------

PROPERTY, PLANT AND EQUIPMENT- Property, plant and equipment are stated at cost of acquisition, primarily based upon estimates of fair value at the date of the IPO. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows: buildings and improvements, 25 to 33 years; LPG storage and rental tanks, 40 years; and office furniture, equipment and tank installation costs, 5 to 10 years. Leasehold improvements are amortized over the shorter of the estimated useful life or the lease term. When property, plant or equipment is retired or otherwise disposed, the cost and related accumulated depreciation is removed from the accounts, and the resulting gain or loss is credited or charged to operations. Maintenance and repairs are expensed as incurred, while replacements and betterments that extend estimated useful lives are capitalized. Property, plant and equipment at June 30 consisted of the following:

                                                                1998                   1997
                                                                ----                   ----
                 Land                                      $       13,515          $       8,388
                 Buildings and improvements                        14,351                 11,256
                 Storage and consumer tanks                       211,104                206,014
                 Other equipment                                   50,783                 27,843
                                                            -------------           ------------
                                                                  289,753                253,501
                 Accumulated depreciation                          14,465                  5,558
                                                            -------------           ------------

                                                           $      275,288          $     247,943
                                                            -------------           ------------
                                                            -------------           ------------

GOODWILL AND OTHER INTANGIBLE ASSETS- Goodwill, the excess of acquisition cost over the estimated fair market value of identifiable net assets of acquired businesses, is being amortized on a straight-line basis over 40 years. Noncompete agreements are amortized over the term of the applicable agreements. Financing costs are amortized over the term of the Senior Notes. Goodwill and other intangible assets at June 30 consisted of the following:

                                                               1998                 1997
                                                               ----                 ----
                 Goodwill                                  $      232,356       $      213,092
                 Noncompete and other                              10,731                4,398
                 Financing costs                                    8,532                7,116
                                                            -------------        -------------
                                                                  251,619              224,606
                 Accumulated amortization                           9,420                2,858
                                                            -------------        -------------

                                                           $      242,199       $      221,748
                                                            -------------        -------------
                                                            -------------        -------------

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

INCOME TAXES- Neither Cornerstone Partners nor the Operating Partnership is directly subject to federal and state income taxes. Instead, taxable income or loss is allocated to the individual partners. As a result, no income tax expense has been reflected in the Partnership's consolidated financial statements relating to the earnings of Cornerstone Partners or the Operating Partnership. The Operating Partnership has two subsidiaries which operate in corporate form and are subject to federal and state income taxes. Accordingly, the Partnership's consolidated financial statements reflect income tax expense related to the earnings of these corporate subsidiaries. Net earnings for financial statement purposes may differ significantly from taxable income reportable to Unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under the Partnership agreement and the Internal Revenue Code.

NET INCOME PER UNIT- Net income per Unit is computed by dividing net income, after deducting the General Partners' 2% interest, by the weighted average number of outstanding Common and Subordinated Units. In accordance with the Offering Prospectus, 100% of the income for the 14-day period ended December 31, 1996, was allocated to the Subordinated Unitholders and the General Partners.

UNIT-BASED COMPENSATION- The Partnership accounts for unit-based compensation as (a) deferred compensation for time-vesting units and (b) contingent consideration for performance-vesting units. Compensation for the time-vesting units was accrued at the time of the IPO. No time-vesting units or performance-vesting units were vested as of June 30, 1998. Neither time-vesting units or performance-vesting units were considered Common Unit equivalents for the purpose of computing primary earnings per unit. In 1996, the Partnership adopted the provisions of the Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" for disclosure purposes only. Pro forma disclosures of net income and net income per unit if the fair value based method of accounting for equity instruments under SFAS No. 123 had been applied would not change net income and net income per unit.

RECENTLY ISSUED ACCOUNTING STANDARDS- SFAS No. 128, "Earnings per Share," issued in February 1997 and effective for fiscal year ending after December 15, 1997, establishes and simplifies standards for computing and presenting earnings per share. Implementation of SFAS No. 128 did not have an impact on the Partnership's computation or presentation of earnings per unit, as the Partnership's common unit equivalents have had no effect on earnings per unit amounts.

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

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued in June 1997 and effective for fiscal years beginning after December 15, 1997. SFAS No. 131 introduces a new model for segment reporting called the "management approach" that is based on the way that the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. The model is used for disclosures of each segment. The Partnership is currently assessing its impact on disclosure requirements for the next fiscal year.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. SFAS No. 133 provides a comprehensive standard for the recognition and measurement of derivatives and hedging activities. The standard requires all derivatives to be recorded on the balance sheet at fair value and establishes special accounting for three types of hedges. The accounting treatment for each of these three types of hedges is unique but results in including the offsetting changes in fair values of cash flows of both the hedge and hedged item in results of operations in the same period. Changes in fair value of derivatives that do not meet the criteria of one of the aforementioned categories of hedges are included in the results of operations. SFAS No. 133 is effective for the Partnership's fiscal year beginning July 1, 1999. The Partnership is currently assessing its impact on the Partnership's financial position and results of operations.

3.  LONG-TERM DEBT

    Long-term debt at June 30 consisted of the following:

                                                                 1998                    1997
                                                                 ----                    ----
                 Working Capital Facility                    $     8,720             $     4,600
                 Senior Notes                                    220,000                 220,000
                 Notes payable                                    12,218                  12,668
                                                              ----------              ----------
                                                                 240,938                 237,268
                 Less current maturities                           3,800                   5,736
                                                              ----------              ----------

                                                             $   237,138             $   231,532
                                                              ----------              ----------
                                                              ----------              ----------

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

    Notes payable consist of mortgages, capital leases and noncompete agreements. At June 30, 1998, these notes payable carried interest rates ranging from 7.5% to 10.0% and were due periodically through fiscal 2008. Aggregate annual maturities of the long-term debt outstanding at June 30 are:

                                 1999                          $     3,800
                                 2000                               11,352
                                 2001                                1,510
                                 2002                                1,043
                                 2003                               28,350
                                 Thereafter                        194,883
                                                                ----------
                                                               $   240,938
                                                                ----------
                                                                ----------

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

6.  RESTRICTED UNIT PLAN

    The Partnership adopted the 1996 Restricted Unit Plan (the "Restricted Unit Plan") which authorizes the issuance of Common Units with an aggregate value of $12.5 million (approximately 583,000 Common Units) to directors, executives, managers and selected supervisors of the Partnership. Units issued under the Restricted Unit Plan are subject to a bifurcated vesting procedure such that (a) 25% of the issued Units will vest over time with one-third of such units vesting at the end of each of the third, fifth and seventh anniversaries of the issuance date, and (b) the remaining 75% of the Units will vest automatically upon, and in the same proportions as, the conversion of Subordinated Units to Common Units. Restricted Unit Plan participants are not eligible to receive quarterly distributions or vote their respective Units until vested. Restrictions generally limit the sale or transfer of the Units during the restricted periods. The value of the restricted Unit is established by the market price of the Common Unit at the date of grant. As of June 30, 1998, restricted common units with a value of $10.4 million have been awarded.

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

    Future minimum lease payments at June 30 were:

                             1999                             $  5,046
                             2000                                4,519
                             2001                                4,258
                             2002                                3,857
                             2003                                3,210
                             Thereafter                          2,378

10.     ADDITIONAL CASH FLOW INFORMATION

                                                                                           1998                 1997
                                                                                           ----                 ----
         NONCASH TRANSACTIONS
              Assets acquired in exchange for partnership interest                        $17,589              $14,784
              Assets  acquired in exchange for current  liabilities  and long term         $7,243               $3,527
                 debt

         CASH PAYMENT INFORMATION
              Cash paid for interest                                                      $10,939               $9,942

11.     QUARTERLY DATA (UNAUDITED)

FISCAL 1998:                                    September 30        December 31            March 31            June 30
                                                ------------        -----------            --------            -------
Revenues                                        $    152,157       $    241,778        $    229,332       $    144,862
Operating income (loss)                               (2,892)            14,569              19,916             (2,818)
Net income (loss)                                     (7,694)             9,502              15,049             (7,431)
Net income (loss) per unit                              (.44)               .54                 .76               (.37)

                                                                 Dec. 17, 1996 to
FISCAL 1997:                                                      Dec. 31, 1996         March 31               June 30
                                                                  -------------         --------               -------

Revenues                                                           $     40,370        $    220,566       $    128,694
Operating income (loss)                                                   4,076              15,107             (3,419)
Net income (loss)                                                         3,293              10,637             (8,174)
Net income (loss) per unit                                                 0.20                0.63              (0.49)

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

BAIRD, KURTZ & DOBSON


Springfield, Missouri
August 4, 1997

                            EMPIRE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                        FOR THE YEAR ENDED JUNE 30, 1996
                         THE MONTH ENDED JULY 31, 1996,
                   THE TWO MONTHS ENDED SEPTEMBER 30, 1996 AND
               THE TWO AND ONE-HALF MONTHS ENDED DECEMBER 16, 1996
                                 (IN THOUSANDS)

                                                                             For the Periods Ended
                                                           ---------------------------------------------------------
                                                           December 16,     September 30,     July 31,     June 30,
                                                               1996             1996            1996         1996
                                                              ------           ------          ------       ------
REVENUES                                                    $   28,166        $   12,439    $    2,596    $   98,821

COST OF SALES                                                   15,400             6,471         1,439        50,080
                                                             ---------         ---------     ---------     ---------

GROSS PROFIT                                                    12,766             5,968         1,157        48,741
                                                             ---------         ---------     ---------     ---------

EXPENSES
   Operating, general and administrative                         6,386             4,528         2,480        33,020
   Depreciation and amortization                                 1,344             1,087           499         5,875
                                                             ---------         ---------     ---------     ---------
                                                                 7,730             5,615         2,979        38,895
                                                             ---------         ---------     ---------     ---------

OPERATING INCOME                                                 5,036               353        (1,822)        9,846

INTEREST EXPENSE, NET                                            1,917             1,487           217         2,598
                                                             ---------         ---------     ---------     ---------

INCOME (LOSS) BEFORE
   INCOME TAXES                                                  3,119            (1,134)       (2,039)        7,248

INCOME TAX
   PROVISION (BENEFIT)                                           1,197              (400)         (765)        3,550
                                                             ---------         ---------     ---------     ---------

NET INCOME (LOSS)                                           $    1,922        $     (734)   $   (1,274)   $    3,698
                                                             ---------         ---------     ---------     ---------
                                                             ---------         ---------     ---------     ---------

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

                                                               Additional                                          Total
                                                 Common         Paid-in           Retained        Treasury     Stockholders'
                                                 Stock           Stock            Earnings         Stock           Equity
                                                 -------       -----------        ---------       --------     -------------
BALANCE, JUNE 30, 1995                        $       12    $        46,099   $           445   $      (21)   $        46,535

NET INCOME                                            --                 --             3,698           --              3,698
                                               ---------     --------------    --------------    ---------     --------------

BALANCE, JUNE 30, 1996                                12             46,099             4,143          (21)            50,233

NET LOSS                                              --                 --            (1,274)          --             (1,274)
                                               ---------     --------------    --------------    ---------     --------------

BALANCE, JULY 31, 1996                                12             46,099             2,869          (21)            48,959

PURCHASE OF COMPANY
   STOCK                                             (11)           (70,744)               --           --            (70,755)

EFFECT OF PURCHASE
   ACCOUNTING                                         --             26,966            (2,869)          21             24,118

NET LOSS                                              --                 --              (734)          --               (734)
                                               ---------     --------------    --------------    ---------     --------------

BALANCE, SEPTEMBER 30, 1996                            1              2,321              (734)          --              1,588

PURCHASE OF COMPANY STOCK                             (1)           (13,999)               --           --            (14,000)

EFFECT OF PURCHASE
   ACCOUNTING                                          1             25,677               734           --             26,412

NET INCOME                                            --                 --             1,922           --              1,922
                                               ---------     --------------    --------------    ---------     --------------

BALANCE, DECEMBER 16, 1996                    $        1    $        13,999   $         1,922   $       --    $        15,922
                                               ---------     --------------    --------------    ---------     --------------
                                               ---------     --------------    --------------    ---------     --------------

     See Notes to Consolidated Financial Statements

                            EMPIRE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        FOR THE YEAR ENDED JUNE 30, 1996
                         THE MONTH ENDED JULY 31, 1996,
                   THE TWO MONTHS ENDED SEPTEMBER 30, 1996 AND
               THE TWO AND ONE-HALF MONTHS ENDED DECEMBER 16, 1996
                                 (IN THOUSANDS)

                                                                    December 16,     September 30,    July 31,      June 30,
                                                                       1996             1996            1996          1996
                                                                    ------------     -------------    --------      --------
CASH FLOWS FROM OPERATING
   ACTIVITIES
     Net income (loss)                                              $    1,922        $     (734)   $   (1,274)  $    3,698
       Items not requiring (providing) cash:
         Depreciation                                                    1,195             1,002           474        5,593
         (Gain) loss on sale of assets                                      --                (4)            8          (67)
         Amortization                                                      149                85            25          282
         Deferred income taxes                                            (126)               --            --        1,075
     Changes in:
       Trade receivables                                                (6,089)           (2,485)          222       (1,799)
       Inventories                                                        (147)           (3,896)         (340)        (348)
       Accounts payable                                                    998               283           335        1,301
       Accrued expenses and self insurance                               2,114             1,164            (5)       2,124
       Income taxes payable (refundable)                                 1,016               209          (768)         270
       Due from SYN, Inc.                                               (1,863)               --            --           --
       Prepaid expenses and other                                       (1,678)             (536)         (100)        (279)
                                                                     ---------         ---------     ---------    ---------
         Net cash provided by (used in)
           operating activities                                         (2,509)           (4,912)       (1,423)      11,850
                                                                     ---------         ---------     ---------    ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES
     Proceeds from sale of assets                                           25                18            14          162
     Purchases of property and equipment                                (1,475)             (861)         (487)      (3,184)
     Capitalized costs                                                    (242)               --            --           --
     Purchase of assets from SYN Inc.                                       --                --            --      (35,980)
                                                                     ---------         ---------     ---------    ---------
         Net cash used in investing activities                          (1,692)             (843)         (473)     (39,002)
                                                                     ---------         ---------     ---------    ---------

                            EMPIRE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            YEAR ENDED JUNE 30, 1996
                         THE MONTH ENDED JULY 31, 1996,
                   THE TWO MONTHS ENDED SEPTEMBER 30, 1996 AND
               THE TWO AND ONE-HALF MONTHS ENDED DECEMBER 16, 1996
                                 (IN THOUSANDS)

                                                                   December 16,     September 30,    July 31,      June 30,
                                                                      1996             1996            1996          1996
                                                                   ------------     -------------    --------      --------
CASH FLOWS FROM FINANCING
   ACTIVITIES
     Increase (decrease) in credit facilities                       $    4,806        $    4,800    $       --   $   (5,500)
     Principal payments on purchase
       Obligations                                                         (64)              (35)          (15)        (126)
     Checks in process of collection                                       (37)               37            --         (158)
     Proceeds from (repayments of)
       acquisition credit facility                                          --           (31,100)           --       35,000
     Proceeds from management buy out
       Loan                                                                 --            94,000            --           --
     Purchase of company stock in
       management buy out                                                   --           (59,000)           --           --
     Payment of debt acquisition costs                                      --            (3,100)           --           --
                                                                     ---------         ---------     ---------    ---------
         Net cash provided by (used in)
           financing activities                                          4,705             5,602           (15)      29,216
                                                                     ---------         ---------     ---------    ---------

INCREASE (DECREASE) IN CASH                                                504              (153)       (1,911)       2,064

CASH, BEGINNING OF PERIOD                                                   --               153         2,064            0
                                                                     ---------         ---------     ---------    ---------

CASH, END OF PERIOD                                                 $      504        $        0    $      153   $    2,064
                                                                     ---------         ---------     ---------    ---------
                                                                     ---------         ---------     ---------    ---------

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

                            EMPIRE ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2:   CHANGES OF CONTROL (CONTINUED)

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

                           EMPIRE ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

          Current assets                                    $      2,499
          Property and equipment                                  27,435
          Due from SYN Inc.                                        7,978
                                                             -----------

                                                            $     37,912
                                                             -----------
                                                             -----------

    Unaudited pro forma operations assuming the acquisition was made at the beginning of the year ended June 30, 1995, is presented below. Pro forma results for the year ended June 30, 1996, are not presented since they would not differ materially from the audited results of operations presented in the statement of income.

                                                                1995
                                                                ----
                                                           (In Thousands)
          Operating revenue                                 $     82,222
          Cost of product sold                                    40,724
                                                             -----------

          Gross profit                                      $     41,498
                                                             -----------
                                                             -----------

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

                           EMPIRE ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3:   SYNERGY ACQUISITION (CONTINUED)

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

                            EMPIRE ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4:   RELATED-PARTY TRANSACTIONS (CONTINUED)

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


NOTE 5:   LONG-TERM DEBT

   Long-term debt at June 30, 1996, consists of the following:

                                                           (In Thousands)
   Revolving credit facility (A)                           $           --
   Acquisition credit facility (B)                                 31,100
   Purchase contract obligations (C)                                  361
                                                            -------------
                                                                   31,461
   Less current maturities                                          6,019
                                                            -------------
                                                           $       25,442
                                                            -------------
                                                            -------------

                            EMPIRE ENERGY CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5:   LONG-TERM DEBT (CONTINUED)

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

(D) On August 1, 1996, in conjunction with the management buyout, the Company entered into an agreement with a lender to provide a $42 million term note maturing December 31, 2002, a $52 million term note maturing December 31, 2006, a $20 million revolving working capital credit facility maturing June 30, 2001, and a $10 million acquisition credit facility maturing June 30, 2001. The Company has the choice of keeping the borrowings at prime or transferring the loans to Eurodollar. Amounts at prime on these notes bear interest at the Bank of Boston daily rate or1/2% over the Federal Funds Rate. Amounts at Eurodollar on these notes bear interest at the Eurodollar rate plus an applicable margin which is dependent on a ratio of debt (excluding note payable to former principal shareholder and purchase contract obligations) to earnings before depreciation, interest and income taxes. The facility includes working capital, capital expenditures, cash flow and net worth requirements as well as dividend restrictions. This credit facility was terminated December 16, 1996, in connection with the public offering.

                            EMPIRE ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5:   LONG-TERM DEBT (CONTINUED)

(E) On August 1, 1996, in conjunction with the management buyout, the Company entered into a $5 million subordinated promissory note bearing interest at 8% with the former principal shareholder of the Company. On October 7, 1996, this note was paid by NGC.


NOTE 6:   INCOME TAXES

    The provision (credit) for income taxes includes these components (in thousands):

                                                    Two and            Two             One
                                                    One-Half          Months          Month         Year
                                                  Months Ended        Ended           Ended         Ended
                                                  December 16,     September 30,     July 31,      June 30,
                                                      1996             1996            1996          1996
                                                  ------------     -------------    ----------    ----------
 Taxes currently payable (refundable)             $      1,323     $       (400)     $   (765)    $    2,475
 Deferred income taxes                                    (126)              --            --          1,075
                                                   -----------      -----------       -------      ---------

                                                  $      1,197     $       (400)     $   (765)    $    3,550
                                                   -----------      -----------       -------      ---------
                                                   -----------      -----------       -------      ---------

   A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below (in thousands):

                                                    Two and            Two             One
                                                    One-Half          Months          Month         Year
                                                  Months Ended        Ended           Ended         Ended
                                                  December 16,     September 30,     July 31,      June 30,
                                                      1996             1996            1996          1996
                                                  ------------     -------------    ----------    ----------
  Computed at the statutory rate (34%)            $      1,060     $       (386)    $    (693)    $    2,464
  Increase resulting from:
     Amortization of excess of cost over
        fair value of net assets acquired                  196               33            17             79
     State income taxes - net of federal
        tax benefit                                        102              (54)         (100)           248
     Change in estimated taxes                                                                           700
     Other                                                (161)               7            11             59
                                                   -----------      -----------       -------      ---------

  Actual tax provision                            $      1,197     $       (400)     $   (765)    $    3,550
                                                   -----------      -----------       -------      ---------
                                                   -----------      -----------       -------      ---------

                            EMPIRE ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                            EMPIRE ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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


NOTE 9:   STOCK OPTIONS

   The Company's stock options provide for a fixed option price of $7.00 per share for options granted to officers and key employees. Options granted are exercisable beginning one year after the date of grant at the rate of 20% per year and expire six years after the date of grant. Option activity for each period was:

                            EMPIRE ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9:   STOCK OPTIONS (CONTINUED)

   Stock options outstanding June 30, 1995                       1,145,000

   Options granted                                                  25,000
   Options cancelled                                               (50,000)
                                                             -------------

   Stock options outstanding June 30, 1996                       1,120,000

   Options cancelled                                              (150,000)
   Options exercised                                              (970,000)
                                                             -------------

   Stock options outstanding December 16, 1996                           0
                                                             -------------
                                                             -------------

NOTE 10:  ADDITIONAL CASH FLOW INFORMATION (IN THOUSANDS)

                                                            Two and             Two            One
                                                            One-Half          Months          Month         Year
                                                          Months Ended         Ended          Ended         Ended
                                                          December 16,     September 30,     July 31,     June 30,
                                                             1996             1996             1996         1996
                                                          ------------     -------------     --------     --------
NONCASH INVESTING AND FINANCING
   ACTIVITIES
     Purchase contract obligations incurred                 $       --       $       --    $       --    $      222
     Nonmonetary assets distributed to
       former principal shareholders                                --            6,755            --            --
     Note payable issued to former
       principal shareholder                                        --            5,000            --            --

ADDITIONAL CASH PAYMENT INFORMATION
   Interest paid                                                    --              804           106         2,432
   Income taxes paid (refunded)                                     --             (609)           --         2,995

                            EMPIRE ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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


NOTE 12:  SUBSEQUENT EVENT

   On December 17, 1996, substantially all of the assets and liabilities of the Company were contributed to Cornerstone Propane, L.P., a Delaware limited partnership, a subsidiary of Cornerstone Propane Partners, L.P. Following this transaction, on December 17, 1996, Cornerstone Propane Partners, L.P. completed its initial public offering (see Note 1 to the consolidated financial statements of Cornerstone Propane Partners, L.P. for the period ended June 30, 1997, included in this form 10-K).

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

PRICEWATERHOUSECOOPERS LLP



San Francisco, California
August 8, 1997

                               CGI HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)



                                                           August 1,           Fiscal Year
                                                             1996 to               Ended
                                                          December 16,           July 31,
                                                              1996                  1996
                                                       ---------------      ---------------
Sales and other revenue                               $        185,460     $        384,354
Costs and expenses:
   Cost of sales, except for depreciation
     and amortization                                          173,155              351,213
   Operating expenses                                            8,181               21,046
   Sale of partnership interest                                    660                   --
   General and administrative expenses                           1,738                3,835
   Depreciation and amortization                                 1,604                4,216
   Interest expense                                              2,238                5,470
                                                       ---------------      ---------------

Loss before income taxes                                        (2,116)              (1,426)
Income tax benefit                                                (748)                (473)
                                                       ---------------      ---------------

Net loss                                              $         (1,368)    $           (953)
                                                       ---------------      ---------------
                                                       ---------------      ---------------


   The accompanying notes are an integral part of these financial statements.

                               CGI HOLDINGS, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)


                                                                                           Additional
                                                          Common                            Paid-In           Accumulated
                                                           Stock           Warrants         Capital             Deficit
                                                       ------------    -------------    --------------     --------------

Balance at July 31, 1995                             $           42  $         2,134  $          8,969   $         (3,292)
Net loss                                                         --               --                --               (953)
Repurchase of common stock                                       --               --               (24)                --
Accrued dividends on redeemable and
   exchangeable preferred stock                                  --               --                --               (778)
                                                       ------------    -------------    --------------     --------------
Balance at July 31, 1996                                         42            2,134             8,945             (5,023)
Net loss                                                         --               --                --             (1,368)
Accrued dividends on redeemable and
   exchangeable preferred stock                                  --               --                --               (116)
                                                       ------------    -------------    --------------     --------------
Balance at December 16, 1996                         $           42  $         2,134  $          8,945   $         (6,507)
                                                       ------------    -------------    --------------     --------------
                                                       ------------    -------------    --------------     --------------


   The accompanying notes are an integral part of these financial statements.

                               CGI HOLDINGS, INC.

                             (DOLLARS IN THOUSANDS)


                                                                                  August 1,           Fiscal Year
                                                                                   1996 to               Ended
                                                                                December 16,           July 31,
                                                                                    1996                 1996
                                                                                -------------        -------------
CASH FLOWS FROM (USED FOR)
   OPERATING ACTIVITIES:
     Net loss                                                                  $       (1,368)      $         (953)
     Adjustments to reconcile net loss to net cash
       from (used for) operating activities:
         Depreciation and amortization                                                  1,604                4,216
         Deferred income taxes                                                           (732)                (516)
         Sale of partnership interest                                                     202                   --
         Changes in assets and liabilities net of acquisitions:
              Accounts and notes receivable                                           (11,532)              (2,950)
              Inventories                                                               4,257               (1,511)
              Prepaid expenses and deposits                                              (729)                (410)
              Other assets                                                               (154)                (193)
              Accounts payable                                                         11,082                9,327
              Accrued liabilities                                                      (1,007)                 172
                                                                                -------------        -------------
                                                                                        1,623                7,182
                                                                                -------------        -------------

CASH FLOWS FROM (USED FOR)
   INVESTING ACTIVITIES:
     Payments for acquisitions of retail outlets                                           --               (3,000)
     Proceeds from sale of property and
       equipment                                                                           57                  415
     Purchases of and investments
       in property and equipment                                                       (1,503)              (3,060)
                                                                                -------------        -------------
                                                                                       (1,446)              (5,645)
                                                                                -------------        -------------


   The accompanying notes are an integral part of these financial statements.

                               CGI HOLDINGS, INC.

                             (DOLLARS IN THOUSANDS)



                                                                 August 1,            Fiscal Year
                                                                  1996 to                Ended
                                                                December 16,           July 31,
                                                                    1996                 1996
                                                               --------------        --------------
CASH FLOWS FROM (USED FOR)
   FINANCING ACTIVITIES:
     Repurchase of common stock                               $            --       $           (24)
     Repayment of long-term debt                                         (562)               (1,250)
     Borrowings on capital leases and other term
       Loans                                                               --                 1,248
     Repayment of other notes payable                                    (252)                 (561)
     Principal payments under capital lease
       Obligations                                                       (506)               (1,579)
     Borrowings (repayments) under acquisition
       Line                                                             5,999                (2,275)
                                                               --------------        --------------
                                                                        4,679                (4,441)
                                                               --------------        --------------

     Net increase (decrease) in cash                                    4,856                (2,904)
     Cash balance, beginning of period                                  1,519                 4,423
                                                               --------------        --------------
     Cash balance, end of period                              $         6,375       $         1,519
                                                               --------------        --------------
                                                               --------------        --------------



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

                               CGI HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                               CGI HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVENTORIES (CONTINUED)

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

                               CGI HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



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

                               CGI HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                               CGI HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



NOTE 2:  ACCOUNTS AND NOTES RECEIVABLE AND OTHER ASSETS
         (CONTINUED)

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

                               CGI HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



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

                               CGI HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



NOTE 4:  LONG-TERM DEBT (CONTINUED)

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

                               CGI HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



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


NOTE 6:  INCOME TAXES

     The income tax provision for the four and one-half month period ended December 16, 1996 and for the year ended July 31, 1996 are summarized as follows (in thousands of dollars):


                                          December 16,              July 31,
                                              1996                   1996
                                          -----------            -----------
Current provision:
   Federal                                $        --           $         --
   State                                           --                     25
                                          -----------            -----------
                                                   --                     25
                                          -----------            -----------

Deferred provision (benefit):
   Federal                                       (632)                  (428)
   State                                         (116)                   (70)
                                          -----------            -----------
                                                 (748)                  (498)
                                          -----------            -----------

                                          $      (748)          $       (473)
                                          -----------            -----------
                                          -----------            -----------

                               CGI HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



NOTE 6:  INCOME TAXES (CONTINUED)

     A reconciliation of the Company's income tax provision computed at the United States federal statutory rate to the effective rate for the recorded provision for income taxes for the four and one-half month period ended December 16, 1996 and for the year ended July 31, 1996 is as follows:

                                                         December 16,        July 31,
                                                             1996              1996
                                                         -----------        ---------
Federal statutory rate                                        (34)%            (34)%
Amortization of cost in excess of assets
   Acquired                                                     2                7
State franchise taxes, net of federal income
   tax benefit                                                 (5)               2
Prior year tax adjustments                                     --               (5)
Other, net                                                      2               (3)
                                                            -----            -----

                                                              (35)%            (33)%
                                                            -----            -----
                                                            -----            -----

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

                               CGI HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



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

                               CGI HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 7:  LEASES (CONTINUED)

     As of July 31, 1996, future minimum lease commitments under noncancelable leases, with terms in excess of one year were as follows:

                                                          Operating            Capital
                                                        ---------------     ---------------
                                                                  (In Thousands)
     Years Ended July 31,
              1997                                    $           2,020   $           1,624
              1998                                                1,495               1,336
              1999                                                  991               1,150
              2000                                                  753                 885
              2001                                                  679                 113
                                                        ---------------     ---------------
Total minimum lease payments                          $           5,938               5,108
                                                        ---------------
                                                        ---------------
Less amounts representing interest                                                      755
                                                                            ---------------
Present value of future minimum lease payments                                        4,353
Less amounts due within one year                                                      1,362
                                                                            ---------------

                                                                          $           2,991
                                                                            ---------------
                                                                            ---------------

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

                               CGI HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



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

EMPLOYEE BENEFIT PLANS (CONTINUED)

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

                               CGI HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



NOTE 8:  STOCKHOLDERS' EQUITY (CONTINUED)

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

                                                 Options             Per Share Range
                                                ---------       ---------------------------
Outstanding at July 31, 1996                      174,973       $   0.01           $   9.13
   Granted                                            --
   Exercised                                          --
   Canceled                                           --
                                                ---------

Outstanding at December 16, 1996                  174,973       $   0.01           $   9.13
Available for grant at December 16, 1996               27

     During 1996, the Company adopted a Stock Appreciation Rights (SARs) plan. The Company granted 500,000 SARs, which are to vest over a five-year period, at a per share value of $1.20. Compensation expense related to the grant of SARs of $45,000 and $120,000 was recorded for the four and one-half month period ended December 16, 1996 and for the year ended July 31, 1996, respectively.

                               CGI HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



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

                               CGI HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To SYN Inc.:


     We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of SYN Inc. (a Delaware corporation and 52.5% owned subsidiary of Northwestern Public Service Company) and Subsidiaries for the period from inception (August 15, 1995) to June 30, 1996, and for the period from July 1, 1996 to December 16, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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



                                                      ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
August 4, 1997

                            SYN INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)

                                                                                 For the Period
                                                               For the Period    from Inception
                                                                July 1, 1996     August 15, 1995
                                                                     to                to
                                                                December 16,        June 30,
                                                                    1996             1996
                                                               --------------    --------------
REVENUES                                                           $   44,066       $   96,092

COST OF PRODUCT SOLD                                                   23,322           46,187
                                                                    ---------        ---------

GROSS PROFIT                                                           20,744           49,875
                                                                    ---------        ---------

OPERATING EXPENSES
   Salaries and commissions                                             7,252           14,520
   General and administrative                                           6,151           14,225
   Depreciation and amortization                                        1,904            3,329
   Related-party corporate administration
     and management fees                                                1,668            3,281
                                                                    ---------        ---------
       Total operating expenses                                        16,975           35,355
                                                                    ---------        ---------

OPERATING INCOME                                                        3,769           14,520

INTEREST EXPENSE, INCLUDING $2,214 AND
   $4,388 TO RELATED PARTY                                              3,311            5,584
                                                                    ---------        ---------

INCOME BEFORE INCOME TAXES                                                458            8,936

PROVISION FOR INCOME TAXES                                                298            3,675
                                                                    ---------        ---------

NET INCOME                                                                160            5,261

DIVIDENDS ON CUMULATIVE PREFERRED STOCK                                (3,878)          (7,260)
                                                                    ---------        ---------

NET LOSS APPLICABLE TO COMMON
         STOCKHOLDERS                                              $   (3,718)      $   (1,999)
                                                                    ---------        ---------
                                                                    ---------        ---------


  The accompanying notes are an integral part of these financial statements.

                            SYN INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                        Common Stock
                                                            --------------------------------------
                                    Preferred Stock                                     Additional                    Total
                                ------------------------                                  Paid-in    Accumulated   Stockholders'
                                  Shares         Amount       Shares        Amount        Capital      Deficit        Equity
                                ----------    ----------    ----------    ----------    ----------    ----------    ----------
BALANCE AT INCEPTION,
   AUGUST 15, 1995                      --   $        --            --   $        --   $        --   $        --   $        --
     Common stock issued                --            --       100,000             1            99            --           100
     Preferred stock issued         55,312        55,312            --            --            --            --        55,312
     Dividends on
       preferred stock,
       $131.25 per share                --            --            --            --            --        (7,260)       (7,260)
     Net income                         --            --            --            --            --         5,261         5,261
                                ----------    ----------    ----------    ----------    ----------    ----------    ----------

BALANCE,                            55,312        55,312       100,000             1            99        (1,999)       53,413
   JUNE 30, 1996
     Dividends on
       preferred stock,
       $70.11 per share                 --            --            --            --            --        (3,878)       (3,878)
     Net income                         --            --            --            --            --           160           160
                                ----------    ----------    ----------    ----------    ----------    ----------    ----------

BALANCE,
   DECEMBER 16,
   1996                             55,312   $    55,312       100,000   $         1   $        99   $    (5,717)  $    49,695
                                ----------    ----------    ----------    ----------    ----------    ----------    ----------
                                ----------    ----------    ----------    ----------    ----------    ----------    ----------


    The accompanying notes are an integral part of these financial statements.

                            SYN INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                            For the Period
                                                                                          For the Period    from Inception
                                                                                           July 1, 1996     August 15, 1995
                                                                                                to                to
                                                                                           December 16,        June 30,
                                                                                               1996               1996
                                                                                          --------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                                 $      160       $    5,261
   Adjustments to reconcile net income to net cash from
     operating activities:
       Depreciation and amortization                                                               1,904            3,329
       Gain on sale of assets                                                                        233               --
       Deferred income tax benefit                                                                   298            3,624
       Changes in assets and liabilities, net of effect of acquisitions
         Trade receivables                                                                        (1,991)          (1,247)
         Inventories                                                                              (1,873)             704
         Prepaid expenses                                                                           (569)             189
         Accounts payable                                                                          2,549           (5,571)
         Accrued expenses                                                                          3,602           (3,423)
                                                                                               ---------        ---------
           Net cash provided by operating activities                                               4,313            2,866
                                                                                               ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of assets of Synergy Group Incorporated                                                --         (150,922)
   Proceeds from the sale of certain Synergy Group
     Incorporated assets to Empire Energy Corporation                                                 --           35,980
   Expenditures for property and equipment                                                        (4,240)          (9,182)
   Proceeds from sale of assets                                                                      129              474
   Proceeds from disposal of companies                                                               829               --
   Acquisitions, net of cash received                                                               (469)              --
   Decrease in investments and restricted cash deposits                                               --               70
                                                                                               ---------        ---------
           Net cash used in investing activities                                                  (3,751)        (123,580)
                                                                                               ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings on credit facility                                                                  20,367               --
   Payments on credit facility                                                                   (16,532)              --
   Borrowing under long-term debt agreements                                                          --           23,910
   Proceeds from issuance of common stock                                                             --              100
   Proceeds from issuance of preferred stock                                                          --           52,812
   Proceeds from issuance of note payable - related party                                             --           52,812
   Borrowings from related party                                                                      --           36,458
   Repayments to related party                                                                        --          (36,458)
   Payment on long-term debt agreements                                                             (242)          (1,834)
   Preferred stock dividends paid                                                                 (3,878)          (7,072)
                                                                                               ---------        ---------
           Net cash provided by (used in) financing activities                                      (285)         120,728
                                                                                               ---------        ---------

INCREASE IN CASH                                                                                     277               14
CASH, BEGINNING OF PERIOD                                                                             14               --
                                                                                               ---------        ---------
CASH, END OF PERIOD                                                                           $      291       $       14
                                                                                               ---------        ---------
                                                                                               ---------        ---------


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

     The purchase price is subject to adjustment based on the amount of working capital acquired by Synergy. Synergy has made a claim against the former owners of SGI (the Former Stockholders) for a working capital adjustment and recorded a receivable of $26.7 million, which reflects the reduction in purchase price of the assets based on the amount of working capital acquired. The purchase price is also subject to adjustment based on the value of customer tanks which cannot be located within a specified period of time. Synergy has made a claim against the Former Stockholders for the value of unlocated tanks and recorded a receivable for $11.3 million related to this claim. Subsequent to June 30, 1996, a settlement has been reached with the former owners of SGI (the Former Stockholders) for a reduction in the purchase price of $5 million as an adjustment of working capital.

                            SYN INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SYNERGY ACQUISITION (CONTINUED)

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

                            SYN INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                            SYN INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     Aggregate annual maturities of the long-term debt outstanding at June 30, 1996, are as follows (in thousands):

                    1997               $           1,025
                    1998                          24,603
                    1999                             680
                    2000                             204
                    2001                             200
                                         ---------------

                                       $          26,712
                                         ---------------
                                         ---------------

NOTE 3:  OPERATING LEASES

     Synergy leases retail location sales offices under noncancelable operating leases expiring at various times through 2006. These leases generally contain renewal options and require Synergy to pay all executory costs (property taxes, maintenance and insurance).

     Scheduled future minimum lease payments (in thousands) at June 30, 1996, were:

                    1997               $             598
                    1998                             310
                    1999                             206
                    2000                              41
                    2001                              19
                    Thereafter                        53
                                         ---------------

                                       $           1,227
                                         ---------------
                                         ---------------

     Lease expense during the five and one-half months ended December 16, 1996, and the period ended June 30, 1996, was approximately $320,000 and $600,000.

                            SYN INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5:  INCOME TAXES

     The provision for income taxes includes the following components (in thousands):

                                                                                    For the
                                                                                    Period
                                                               For the               from
                                                               Period              Inception
                                                               July 1,            (August 15,
                                                                1996                 1995)
                                                                 to                   to
                                                            December 16,           June 30,
                                                                1996                 1996
                                                          ---------------     ---------------
Taxes currently payable                                   $             --    $             51
Deferred income taxes                                                  298               3,624
                                                            --------------      --------------

                                                          $            298    $          3,675
                                                            --------------      --------------
                                                            --------------      --------------

     A reconciliation of income tax expense at the statutory rate to the actual income tax expense is as follows (in thousands):

                                                                                  For the
                                                                                  Period
                                                               For the             from
                                                               Period            Inception
                                                               July 1,          (August 15,
                                                                1996               1995)
                                                                 to                 to
                                                            December 16,         June 30,
                                                                1996               1996
                                                          ---------------     ---------------
Taxes computed at statutory rate (34%)                    $          156      $        3,038
Amortization of excess of cost over fair
   value of net assets acquired                                      126                 157
State income taxes, net of federal tax benefit                        18                 378
Other                                                                 (2)                102
                                                           -------------       -------------

Actual tax provision                                      $          298      $        3,675
                                                           -------------       -------------
                                                           -------------       -------------

                            SYN INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5:  INCOME TAXES (CONTINUED)

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

                            SYN INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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


NOTE 8:  ADDITIONAL CASH FLOW INFORMATION (IN THOUSANDS)

                                                                         For the
                                                                         Period
                                                      For the             from
                                                      Period            Inception
                                                      July 1,          (August 15,
                                                       1996               1995)
                                                        to                 to
                                                   December 16,          June 30,
                                                       1996                1996
                                                 ---------------     ---------------
Assets acquired through issuance of:
    Long-term debt                               $        1,468      $        2,250
    Preferred stock                                          --               2,500

Additional cash payment information:
    Interest paid                                         3,339               5,535
    Income taxes paid                                       190               2,284


                            SYN INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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



Springfield, Missouri
October 9, 1996

                           SYNERGY GROUP INCORPORATED

                      CONSOLIDATED STATEMENT OF OPERATIONS

                        FOR THE FOUR AND ONE-HALF MONTHS
                              ENDED AUGUST 14, 1995
                                 (IN THOUSANDS)

                                                                   For the
                                                                   Four and
                                                                   One-Half
                                                                    Months
                                                                    Ended
                                                                  August 14,
                                                                     1995
                                                                 ------------
OPERATING REVENUE                                                 $   32,179

COST OF PRODUCT SOLD                                                  15,387
                                                                   ---------

GROSS PROFIT                                                          16,792
                                                                   ---------

OPERATING COSTS AND EXPENSES
   Provision for doubtful accounts                                       926
   General and administrative                                         20,681
   Depreciation and amortization                                       1,845
                                                                   ---------
       Total operating expenses                                       23,452
                                                                   ---------

       Operating loss                                                 (6,660)
                                                                   ---------

OTHER INCOME (EXPENSE)
   Interest expense                                                   (2,436)
   Related-party interest expense                                       (787)
   Other income                                                          101
                                                                   ---------
                                                                      (3,122)
                                                                   ---------

LOSS BEFORE INCOME TAXES                                              (9,782)

PROVISION FOR INCOME TAXES                                                31
                                                                   ---------

NET LOSS                                                          $   (9,813)
                                                                   ---------
                                                                   ---------

See Notes to Consolidated Financial Statements

                           SYNERGY GROUP INCORPORATED

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                        FOR THE FOUR AND ONE-HALF MONTHS
                              ENDED AUGUST 14, 1995
                             (DOLLARS IN THOUSANDS)

                                         Series A    Series B     Class A      Class B   Additional   Retained   Stockholders'
                                         Preferred   Preferred    Common       Common      Paid-in    Earnings      Equity
                                           Stock       Stock       Stock        Stock      Capital    (Deficit)    (Deficit)
                                         ---------   ---------   ---------    ---------  ----------   ---------  ------------
BALANCE, MARCH 31, 1995                 $   25,000  $   16,700  $        1   $       40  $   11,378  $  (68,882)  $  (15,763)

NET LOSS                                        --          --          --           --          --      (9,813)      (9,813)
                                         ---------   ---------   ---------    ---------   ---------   ---------    ---------

BALANCE, AUGUST 14, 1995                $   25,000  $   16,700  $        1   $       40  $   11,378  $  (78,695)  $  (25,576)
                                         ---------   ---------   ---------    ---------   ---------   ---------    ---------
                                         ---------   ---------   ---------    ---------   ---------   ---------    ---------

See Notes to Consolidated Financial Statements

                           SYNERGY GROUP INCORPORATED

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                        FOR THE FOUR AND ONE-HALF MONTHS
                              ENDED AUGUST 14, 1995
                                 (IN THOUSANDS)

                                                                              For the
                                                                             Four and
                                                                             One-Half
                                                                              Months
                                                                               Ended
                                                                            August 14,
                                                                               1995
                                                                         ----------------
CASH FLOWS FROM OPERATING
   ACTIVITIES
     Net loss                                                            $        (9,813)
       Items not requiring (providing) cash:
         Depreciation                                                              1,770
         Amortization                                                                 75
         Gain on sale of assets                                                      (61)
     Changes in:
       Trade receivables                                                           5,139
       Inventories                                                                 1,251
       Accounts payable and accrued expenses                                       3,591
       Prepaid expenses and other                                                    764
                                                                           -------------
         Net cash provided by operating activities                                 2,716
                                                                           -------------

CASH FLOWS FROM INVESTING
   ACTIVITIES
     Proceeds from sale of assets                                                    104
     Purchase of property and equipment                                             (596)
     Change in restricted cash deposits                                             (615)
                                                                           -------------
         Net cash used in investing activities                                    (1,107)
                                                                           -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Payments on long-term debt                                                     (108)
     Decrease in credit facilities                                                (1,000)
                                                                           -------------
         Net cash used in financing activities                                    (1,108)
                                                                           -------------

INCREASE  IN CASH                                                                    501

CASH, BEGINNING OF PERIOD                                                          1,246
                                                                           -------------

CASH, END OF PERIOD                                                      $         1,747
                                                                           -------------
                                                                           -------------

See Notes to Consolidated Financial Statements

                           SYNERGY GROUP INCORPORATED

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

                           SYNERGY GROUP INCORPORATED

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

                           SYNERGY GROUP INCORPORATED

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


NOTE 4:  NOTES PAYABLE

    Long-term debt consists of the following:

                                                                            August 14,
                                                                               1995
                                                                        ----------------
                                                                          (In Thousands)
11 5/8% Senior subordinated notes due 1997 (A)                          $          1,700
Increasing rate senior secured notes due 2000 (A)                                 65,054
Revolving credit facility (B)                                                     22,100
Purchase contract obligations (C)                                                    687
                                                                          --------------
                                                                                  89,541
   Less current maturities                                                        89,104
                                                                          --------------

                                                                        $            437
                                                                          --------------
                                                                          --------------

                           SYNERGY GROUP INCORPORATED

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

                           SYNERGY GROUP INCORPORATED

NOTE 5:  OPERATING LEASES

     The Company leases certain property and equipment under lease agreements expiring through 2011. At August 14, 1995, future minimum lease payments under noncancellable operating leases are as follows:

               1996               $             907
               1997                             971
               1998                             402
               1999                             238
               2000                             191
                                    ---------------

                                  $           2,709
                                    ---------------
                                    ---------------

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

                           SYNERGY GROUP INCORPORATED

NOTE 7:  INCOME TAXES

     The provision for income taxes includes these components (in thousands):

                                                                   August 14,
                                                                      1995
                                                                --------------
                                                                 (In Thousands)
Taxes currently payable                                         $           31

Deferred income taxes                                                       --
                                                                 -------------

                                                                $           31
                                                                 -------------
                                                                 -------------

     A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

                                                                  August 14,
                                                                     1995
                                                                --------------
                                                                (In Thousands)
Computed at the statutory rate (34%)                            $       (3,326)
Increase resulting from:
    Amortization of excess cost over fair value of
       net assets acquired                                                   9
    State income taxes - net of federal tax benefit                         31
    Change in deferred tax asset valuation allowance                     3,310
    Other                                                                    7
                                                                 -------------

Actual tax provision                                            $           31
                                                                 -------------
                                                                 -------------

     The Company estimates that as of August 14, 1995, it has available net operating loss carryforwards of approximately $94.6 million to offset future taxable income.

                           SYNERGY GROUP INCORPORATED

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

                           SYNERGY GROUP INCORPORATED

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


NOTE 10: ADDITIONAL CASH FLOW INFORMATION

                                                                   August 14,
                                                                      1995
                                                                 --------------
                                                                 (In Thousands)
ADDITIONAL CASH PAYMENT INFORMATION
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

                           SYNERGY GROUP INCORPORATED

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