Form 10-Q
period 1998-09-30
CORNERSTONE PROPANE PARTNERS LP
filed 1998-11-16
CIK 1024338

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1998

                                      OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                         Commission File Number 1-2499

                       CORNERSTONE PROPANE PARTNERS, L.P.
            (Exact name of registrant as specified in its charter)

            Delaware                                  77-0439862
            --------                                  ----------
(State or other jurisdiction of              (I.R.S. Employer Identification
incorporation or organization)                            Number)

432 Westridge Drive\Watsonville, California             95076
-------------------------------------------            ------
(Address of principal executive officers)             (Zip Code)

        Registrant's telephone number, including area code:  (831) 724-1921

                                        NONE
     (Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X          No
                                         -----            -----

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of November 13, 1998:       13,314,444 - Common Units

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         CORNERSTONE PROPANE PARTNERS, L.P.

                                 TABLE OF CONTENTS

                                                                         PAGES
                                                                         -----

                    Part I.  Financial Information

Item 1. Financial Statements

     CORNERSTONE PROPANE PARTNERS, L.P.

     Consolidated Balance Sheets as of September 30, 1998 and 1997,       1
       and June 30, 1998

     Consolidated Statements of Operations for the Three Months Ended     2
       September 30, 1998 and 1997

     Consolidated Statements of Cash Flows for the Three Months Ended
       September 30, 1998 and 1997                                        3

     Notes to Consolidated Financial Statements                           4

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations of Cornerstone Propane Partners, L.P.
          for the Three Months Ended September 30, 1998 compared to the
          Three Months Ended September 30, 1997                           7

                            Part II.  Other Information

Item 5.   Other Information                                              14

Item 6.   Exhibits and Reports on Form 8-K                               14

          Signature                                                      15

                                         ii

                 CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except unit data)
                                 (Unaudited)



                       ASSETS


                                                             September 30,              June 30,
                                                         -----------------------       ---------
                                                           1998          1997             1998
                                                         --------       --------       ---------
Current assets:
  Cash and cash equivalents                              $  8,292       $  8,593       $  9,366
  Trade receivables, net                                   25,501         46,391         18,467
  Inventories                                              11,552         15,908         18,238
  Prepaid expenses and other current assets                 9,551          4,225          7,150
                                                         --------       --------       --------
       Total current assets                                54,896         75,117         53,221

Property, plant and equipment, net                        278,479        250,300        275,288
Goodwill and other intangible assets, net                 245,689        220,963        242,199
Other assets                                                1,847          2,404          1,803
                                                         --------       --------       --------
       Total assets                                      $580,911       $548,784       $572,511
                                                         --------       --------       --------
                                                         --------       --------       --------

            LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Current portion of long-term debt                      $  2,822       $  5,010       $  3,800
  Trade accounts payable                                   16,252         42,351         18,460
  Accrued expenses                                         33,166         16,827         29,335
                                                         --------       --------       --------
       Total current liabilities                           52,240         64,188         51,595

Long-term debt, less current portion                      260,321        251,155        237,138

Due to related party                                        1,813            740          1,684
Other noncurrent liabilities                                2,500          5,895          2,500
                                                         --------       --------       --------
       Total liabilities                                  316,874        321,978        292,917
                                                         --------       --------       --------

Commitments and contingencies

Partners' capital:
  Common unitholders (13,283,980 units issued and
    outstanding)                                          173,573        136,542        185,803
  Subordinated unitholders (6,597,619 units issued and
    outstanding)                                           85,101         85,636         88,117
  General partners                                          5,363          4,628          5,674
                                                         --------       --------       --------
       Total partners' capital                            264,037        226,806        279,594
                                                         --------       --------       --------
       Total liabilities and partners' capital           $580,911       $548,784       $572,511
                                                         --------       --------       --------
                                                         --------       --------       --------

         The accompanying notes are an integral part of these consolidated balance sheets.

                         CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

                                CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Dollars in thousands, except per unit data)
                                            (Unaudited)


                                                          Three Months Ended
                                                             September 30
                                                       -----------------------
                                                          1998           1997
                                                       ---------       --------
Revenues                                                $169,991       $152,157

Cost of sales                                            143,292        127,855
                                                        ---------      --------
  Gross profit                                            26,699         24,302
                                                        ---------      --------
Expenses:
  Operating, general and administrative                   25,681         22,602
  Depreciation and amortization                            5,122          4,592
                                                        ---------      --------
                                                          30,803         27,194
                                                        ---------      --------
  Operating loss                                          (4,104)        (2,892)
Interest expense                                           5,133          4,782
                                                        ---------      --------
  Income before provision for income taxes                (9,237)        (7,674)
Provision for income taxes                                    29             20
                                                        ---------      --------
  Net loss                                              $ (9,266)      $ (7,694)
                                                        ---------      --------
                                                        ---------      --------
  General partner's interest in net loss                $   (185)      $   (155)
                                                        ---------      --------
                                                        ---------      --------
  Limited partners' interest in net loss                $ (9,081)      $ (7,539)
                                                        ---------      --------
                                                        ---------      --------
  Net loss per unit                                     $   (.46)      $   (.44)
                                                        ---------      --------
                                                        ---------      --------

Weighted average number of units outstanding               19,859        17,109
                                                        ---------      --------
                                                        ---------      --------


The accompanying notes are an integral part of these consolidated financial statements.

                  CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Dollars in thousands)
                                       (Unaudited)


                                                                         Three Months Ended
                                                                              September 30
                                                                       ------------------------
                                                                          1998           1997
                                                                       ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                             $  (9,266)     $  (7,694)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization                                         5,122          4,592
     Loss on Sale of Assets                                                  119             --
     Changes in assets and liabilities, net of effect of
       acquisitions:
       Trade receivables                                                  (6,780)        (4,467)
       Inventories                                                         6,782           (370)
       Prepaid expenses and other current assets                          (2,397)           268
       Trade accounts payable and accrued liabilities                      1,575          3,658
                                                                       ---------      ---------
          Net cash used in operating activities                           (4,845)        (4,013)
                                                                       ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property, plant and equipment                          (2,800)        (4,522)
  Acquisitions, net of cash received                                      (6,640)        (1,472)
  Other Investments                                                          (43)            --
                                                                       ---------      ---------
          Net cash used in investing activities                           (9,483)        (5,994)
                                                                       ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on Working Capital Facility                                  21,780         19,600
  Additional borrowings on purchase obligations                               --            553
  Advances from General Partners                                             129             --
  Payments on purchase obligations                                        (1,372)          (530)
  General Partners' contribution                                              20             --
  Partnership distributions                                               (7,303)        (9,429)
                                                                       ---------      ---------
          Net cash provided by financing activities                       13,254         10,194
                                                                       ---------      ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (1,074)           187

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             9,366          8,406
                                                                       ---------      ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $  8,292       $  8,593
                                                                       ---------      ---------
                                                                       ---------      ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for Interest                                                $  8,270       $    944
                                                                       ---------      ---------
                                                                       ---------      ---------
NON INVESTING & FINANCING ACTIVITIES
  Assets acquired in exchange for Common Units                          $  1,006       $     --
                                                                       ---------      ---------
                                                                       ---------      ---------
  Assets acquired in exchange for debt                                  $  1,782       $    900
                                                                       ---------      ---------
                                                                       ---------      ---------


 The accompanying notes are an integral part of these consolidated financial statements.

                   CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 SEPTEMBER 30, 1998
                      (Dollars in thousands, except unit data)
                                    (Unaudited)


1.   BASIS OF PRESENTATION

  The consolidated financial statements include the accounts of Cornerstone Propane Partners, L.P. ("Cornerstone Partners") and its subsidiary, Cornerstone Propane L.P. (the "Operating Partnership") and the Operating Partnership's corporate subsidiaries, Cornerstone Sales and Service Corporation ("Sales and Service") and Flame, Inc., after elimination of all material intercompany balances and transactions. Cornerstone Partners, the Operating Partnership, Sales and Service and Flame, Inc. are collectively referred to as the "Partnership."

  The accompanying interim consolidated financial statements of the Partnership are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been reflected in the interim periods presented. Such adjustments consisted only of normal recurring items. The Partnership's business is seasonal and, accordingly, interim results are not indicative of results for a full year. The significant accounting policies and certain financial information which are normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been condensed or omitted. The accompanying consolidated financial statements of the Partnership should be read in conjunction with the consolidated financial statements and related notes included in the Partnership's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

2.   DISTRIBUTIONS OF AVAILABLE CASH

  The Partnership will make distributions to its partners with respect to each fiscal quarter of the Partnership within 45 days after the end of each fiscal quarter in an aggregate amount equal to its Available Cash for such quarter. The Partnership will distribute 100% of its Available Cash (98% to Unitholders and 2% to the General Partners) until the Minimum Quarterly Distribution ("MQD") ($.54 per unit) for such quarter has been met. The MQD will be subject to the payment of incentive distributions in the event Available Cash exceeds the MQD of $.54 on all units. During the Subordination Period, to the extent there is sufficient Available Cash, the holders of Common Units have the right to receive the MQD, plus any arrearages, prior to the distribution of Available Cash to holders of Subordinated Units. Subordinated Units do not accrue arrearages with respect to distributions for any quarter.

  The MQD for the three-month period from April 1, 1998 to June 30, 1998, of $.54 per common unit totaling $7,303 was paid on August 14, 1998. On October 28, 1998, the MQD for the period July 1, 1998 to September 30, 1998 was declared in the amount of $7,337 representing in the aggregate distributions to the Common Unit Holders and General Partner at $.54 per

                   CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 SEPTEMBER 30, 1998
                      (Dollars in thousands, except unit data)
                                    (Unaudited)

common unit. This distribution will be paid on November 13, 1998. No distributions have been declared and subsequently paid on the Subordinated Units for the period from October 1, 1997 to September 30, 1998.

3.   ACQUISITIONS

  The Partnership consummated five acquisitions during the three months ended September 30, 1998. The total consideration for these acquisitions was approximately $8.8 million of which approximately $.4 million was in the form of Cornerstone Common Units, $6.6 million was paid in cash and $1.8 million was for liabilities assumed. In addition, contingent consideration paid during the quarter related to prior acquisitions was approximately $.6 million and was in the form of Cornerstone Common Units. All acquisitions have been accounted for using the purchase method of accounting.

4.   NET LOSS PER UNIT

  Basic net income per unit is computed by dividing net income, after considering the General Partners 2% interest, by the weighted average number of Common and Subordinated Units outstanding during the quarter.

5.   RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued in June 1997 and effective for fiscal years beginning after December 15, 1997. SFAS No. 131 introduces a new model for segment reporting called the "management approach" that is based on the way that the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. The model is used for disclosures of each segment. The Partnership is currently assessing its impact on disclosure requirements for this fiscal year.

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

                   CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 SEPTEMBER 30, 1998
                      (Dollars in thousands, except unit data)
                                    (Unaudited)

SFAS No. 133 is effective for the Partnership's fiscal year beginning July 1, 1999. The Partnership is currently assessing its impact on the Partnership's financial position and results of operations.

6.   SUBSEQUENT EVENT

  The Partnership entered into a definitive agreement on October 27, 1998 to acquire the operations of Propane Continental, Inc. The price for the transaction is expected to be approximately $110 to 120 million, including debt to be refunded. It is anticipated that the acquisition will be financed approximately 50% with common unit equity and 50% with long-term debt and that this transaction will close prior to December 31, 1998. For the fiscal year ended June 30, 1998, Propane Continental, Inc. reported annual sales totaling $142.3 million.

                         CORNERSTONE PROPANE PARTNERS, L.P.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion of the historical financial condition and results of operations for the Partnership should be read in conjunction with the historical financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

GENERAL

The Partnership is a Delaware limited partnership initially formed to own and operate the propane business and assets of SYN Inc., Empire Energy Corporation and CGI Holdings, Inc. The Partnership's management believes that it is the fifth largest retail marketer of propane in the United States, serving more than 385,000 residential, commercial, industrial and agricultural customers from 281 customer service centers in 29 states.

Because a substantial portion of the Partnership's propane is used in the weather-sensitive residential markets, the temperatures in the Partnership's area of operations, particularly during the six-month peak heating season, have a significant effect on the financial performance of the Partnership. In any given area, warmer-than-normal temperatures will tend to result in reduced propane use, while sustained colder-than-normal temperatures will tend to result in greater propane use. Therefore, information on normal temperatures is used by the Partnership in understanding how historical results of operations are affected by temperatures that are colder or warmer than normal and in preparing forecasts of future operations, which are based on the assumption that normal weather will prevail in each of the Partnership's regions.

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

                         CORNERSTONE PROPANE PARTNERS, L.P.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS



ANALYSIS OF HISTORICAL RESULTS OF OPERATIONS

The following discussion compares the results of operations and other data of the Partnership for the three-month period ended September 30, 1998, to the three-month period ended September 30, 1997.

VOLUME.   During the three months ended September 30, 1998, the Partnership sold
39.4 million retail propane gallons, a decrease of 1.9 million gallons or 4.6% from the 41.3 million retail propane gallons sold during the three months ended September 30, 1997. Wholesale volumes were 59.8 million gallons and 140.9 million gallons, respectively, for the quarters ended September 30, 1998 and 1997, which represents a decrease of 81.1 million gallons or 57.6%. Sales volumes have been adversely impacted for the quarter ending September 30, 1998 by record high national inventory levels of LPG and associated low product values. Acquisitions of new propane businesses since October 1, 1997 accounted for 2.7 million gallons sold during the three months ended September 30, 1998.

Based on the average number of heating degree days in the markets served by the Partnership, for September, 1998, temperatures were approximately 30% warmer than normal. While this indicator generally measures the impact of temperatures on the Partnership's business, other factors such as geographic mix, magnitude and duration of temperature and weather conditions can also impact sales volumes. The overall impact of weather is believed by management to have had an adverse impact on the Partnership's retail sales volume (excluding acquisitions) and earnings compared to normal levels for the three months ended September 30, 1998. September historically accounts for substantially all of the Partnership's first quarter earnings before interest, taxes, depreciation and amortization ("EBITDA"). The three months ended September 30, historically accounts for approximately 4% of the Partnership's annual EBITDA.

REVENUES. Revenues increased by $17.8 million or 11.7% to $170.0 million for the three months ended September 30, 1998, as compared to $152.2 million for the three months ended September 30, 1997. This increase was attributable to an increase in wholesale revenues of $20.5 million or 18.6% to $130.8 million for the three months ended September 30, 1998, as compared to $110.3 million for the three months ended September 30, 1997. This increase was due primarily to the increase in natural gas and crude oil sales. The revenues for the retail business decreased by $2.7 million or 6.5% to $39.2 million for the three months ended September 30, 1998, as compared to $41.7 million for the three months ended September 30, 1997. This decrease was a result of the decrease in volume described above coupled with a decrease in the average sales price per gallon of propane.

                         CORNERSTONE PROPANE PARTNERS, L.P.

                      MANAGEMENTS'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS



COST OF PRODUCT SOLD. Cost of product sold increased by $15.4 million or 12.0% to $143.3 million for the three months ended September 30, 1998, as compared to $127.9 million for the three months ended September 30, 1997. The increase in cost of product sold was primarily due to the increased natural gas and crude oil sales described above partially offset by lower propane cost per gallon. As a percentage of revenues, cost of product sold increased to 84.3% for the three months ended September 30, 1997, as compared to 84.0% for the three months ended September 30, 1996.

GROSS PROFIT. Gross profit increased $2.4 million or 9.9% to $26.7 million for the three months ended September 30, 1998, compared to $24.3 million for the three months ended September 30, 1997. Retail per gallon margins for the three months ended September 30, 1998 were 16% better than last year. This was attributable to lower cost of product sold per gallon, partially offset by lower revenue per gallon. As a percentage of revenues, gross profit decreased to 15.7% for the three months ended September 30, 1998, as compared to 16.0% for the three months ended September 30, 1997. Gross profit from propane businesses acquired since October 1, 1997 was $1.8 million for the three months ended September 30, 1998.

OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES. Operating, general and administrative expenses increased by $3.1 million or 13.7% to $25.7 million for the three months ended September 30, 1998, as compared to $22.6 million for three months ended September 30, 1997. Approximately $1.6 million, or 52%, of this increase was attributable to increases in salaries and other operating expenses resulting from the acquisitions of new businesses and the correspondingly increased sales volumes discussed above. As a percentage of revenues, operating, general and administrative expenses increased to 15.1% for the three months ended September 30, 1998, as compared to 14.8% for the three months ended September 30, 1997.

                         CORNERSTONE PROPANE PARTNERS, L.P.

                      MANAGEMENTS'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES.    Cash used for operating activities during the
three-month period ended September 30, 1998 was $4.8 million. Cash flow from operations included a net loss of $9.3 million and non-cash charges of $5.2 million for the period, comprised of depreciation and amortization expense, and loss on asset sales. The impact of working capital changes decreased cash flow by approximately $.7 million.

INVESTING ACTIVITIES.    Cash used in investment activities for the three-month
period ended September 30, 1998 totaled $9.4 million, which was principally related to Partnership acquisitions and for purchases of plant and equipment.

FINANCING ACTIVITIES.    Cash provided by financing activities was $13.3 million
for the three months ended September 30, 1998, which reflects the $21.8 million proceeds received from borrowings on the working Capital Facility, offset by repayments of purchase contract obligations of $1.4 million, and cash distributions paid to Unitholders of $7.3 million.

FINANCING AND SOURCES OF LIQUIDITY

     The Operating Partnership's obligations under the Note Agreement under which its Senior Notes were issued and its Bank Credit Agreement are secured by a security interest in the Operating Partnership's inventory, accounts receivable and certain customer storage tanks. The Note and Bank Credit Agreements contain various terms and covenants including financial ratio covenants with respect to debt and interest coverage and limitations, among others, on the ability of the Operating Partnership and its subsidiary to incur additional indebtedness, create liens, make investments and loans, enter into mergers, consolidations or sales of all or substantially all assets and sale assets. Generally, so long as no default exists or would result, the Partnership is permitted to make distributions during each fiscal quarter in an amount not in excess of Available Cash with respect to the immediately preceding quarter. The Operating Partnership was in compliance with all terms and covenants at September 30, 1998.

                      CORNERSTONE PROPANE PARTNERS, L.P.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



YEAR 2000 READINESS DISCLOSURE

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

     Through September 1998, the Partnership estimates that incremental costs of approximately $0.3 million have been incurred and expensed related to Year 2000 issues. Since many systems are being modified to provide significant enhanced capabilities, the Year 2000 expenses have not been nor are planned to be specifically tracked. The current estimated cost to complete remediation is expected to be less than $1.0 million. The Partnership expects that a portion of these costs will be capitalized, as they are principally related to adding new software applications and functionality. Other costs will continue to be expensed as incurred.

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

     In October, 1998, President Clinton signed into law the Year 2000 Readiness Disclosure Act. The Partnership intends to obtain the benefits of the Act's protections by implementing certain procedures described in that Act.

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

ITEM 5.  OTHER INFORMATION

     The Partnership previously disclosed information regarding its Year 2000 readiness program in its Form 10-K for the year ended June 30, 1998, as amended (the "Form 10-K"). This disclosure, under the heading "Year 2000" contained in the Management Discussion and Analysis of Financial Condition and Results of Operations section of the Form 10-K, is attached as Exhibit 99.1 to the Form 10-Q and is incorporated herein by this reference. Pursuant to the Year 2000 Information and Readiness Disclosure Act recently signed into law by president Clinton, the Partnership hereby designates this prior disclosure as a "Year 2000 Readiness Disclosure" under that Act.

                     CORNERSTONE PROPANE PARTNERS,L.P.


                       PART II.  OTHER INFORMATION

Item 6 Exhibits and Reports on Form 8-K

      a)  Exhibits:

             (10.5) Form of Employment Agreements for Messrs. Baxter, Kittrell, Goedde, DiCosimo and Woods, effective as of July 1, 1998.

             (27)      Financial Data Schedule

             (99.1) Year 2000 Readiness Disclosure from the Partnership's Form 10-K for the year ended June 30, 1998, as amended.

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


                                        Cornerstone Propane Partners, L.P.
                                        ----------------------------------
                                                  (Registrant)


                                        By:  Cornerstone Propane GP, Inc.
                                             as Managing General Partner


Date:  November 13, 1998                By:     /s/ Ronald J. Goedde
                                           --------------------------------
                                        Name:  Ronald J. Goedde
                                        Title: Executive Vice President
                                               and Chief Financial Officer