Form 10-Q
period 1998-12-31
CORNERSTONE PROPANE PARTNERS LP
filed 1999-02-16
CIK 1024338

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 1-2499


                       CORNERSTONE PROPANE PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)


             Delaware                                    77-0439862
             --------                                    ----------
(State or other jurisdiction of                (I.R.S. Employer Identification
incorporation or organization)                  Number)


432 Westridge Drive\Watsonville, California                   95076
-------------------------------------------                   -----
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 12, 1999: 16,779,690 - Common Units

                       CORNERSTONE PROPANE PARTNERS, L.P.

                                TABLE OF CONTENTS

                                                                                      PAGES
                                                                                      -----
                            Part I. Financial Information
Item 1.  Financial Statements

         Cornerstone Propane Partners, L.P.

         Consolidated Balance Sheets as of December 31, 1998 and 1997,                  1
         and June 30, 1998

         Consolidated Statements of Operations for the Three Months and Six Months      2
         Ended December 31, 1998 and 1997

         Consolidated Statements of Cash Flows for the Six Months Ended
         December 31, 1998 and 1997                                                     3

         Notes to Consolidated Financial Statements                                     4

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations of Cornerstone Propane Partners, L.P.
         for the Three Months Ended December 31, 1998 compared to the three months ended December 31, 1997 and for the Six Months ended December
         31, 1998 compared to the Six Months Ended
         December 31, 1997.                                                             7

                            Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K                                              15

         Signature                                                                     16


                CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                     ASSETS
                                     ------
                                                               December 31,         June 30,
                                                         ----------------------    ---------
                                                            1998         1997         1998
                                                         ---------    ---------    ---------
                                                               (Unaudited)
Current assets:
   Cash and cash equivalents                             $  17,003    $   9,774    $   9,366
   Trade receivables, net                                   44,432       57,819       18,467
   Inventories                                              13,687       11,454       18,238
   Prepaid expenses and other current assets                20,722        6,328        7,150
                                                         ---------    ---------    ---------
         Total current assets                               95,844       85,375       53,221

Property, plant and equipment, net                         324,920      259,296      275,288
Goodwill and other intangible assets, net                  334,638      236,832      242,199
Other assets                                                 3,830        2,260        1,803
                                                         ---------    ---------    ---------
         Total assets                                    $ 759,232    $ 583,763    $ 572,511
                                                         ---------    ---------    ---------
                                                         ---------    ---------    ---------

                     LIABILITIES AND PARTNERS' CAPITAL
                     ---------------------------------

Current liabilities:
   Current portion of long-term debt                     $  15,060    $   2,244    $   3,800
   Trade accounts payable                                   48,378       51,937       18,460
   Accrued expenses                                         31,530       18,769       29,335
                                                         ---------    ---------    ---------
         Total current liabilities                          94,968       72,950       51,595

Long-term debt, less current portion                       329,502      264,281      237,138
Due to related party                                           502          402        1,684
Other noncurrent liabilities                                 9,189        4,555        2,500
                                                         ---------    ---------    ---------
         Total liabilities                                 434,161      342,188      292,917
                                                         ---------    ---------    ---------
Commitments and contingencies

Partners' capital:
   Common unitholders                                      232,145      151,054      185,803
   Subordinated unitholders                                 86,267       85,604       88,117
   General partners                                          6,659        4,917        5,674
                                                         ---------    ---------    ---------
         Total partners' capital                           325,071      241,575      279,594
                                                         ---------    ---------    ---------
         Total liabilities and partners' capital         $ 759,232    $ 583,763    $ 572,511
                                                         ---------    ---------    ---------
                                                         ---------    ---------    ---------

              The accompanying notes are an integral part of these
                         consolidated balance sheets.

                CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (Dollars and units in thousands, except per unit data)
                                   (Unaudited)

                                                   Three Months Ended        Six Months Ended
                                                      December 31,              December 31,
                                                ----------------------    ----------------------
                                                   1998         1997         1998         1997
                                                ---------    ---------    ---------    ---------
Revenues                                        $ 224,053    $ 241,778    $ 394,044    $ 393,935

Cost of sales                                     177,792      198,085      321,084      325,940
                                                ---------    ---------    ---------    ---------

    Gross profit                                   46,261       43,693       72,960       67,995
                                                ---------    ---------    ---------    ---------

Expenses:
    Operating, general and administrative          30,285       24,817       55,966       47,417

    Depreciation and amortization                   5,687        4,307       10,809        8,901
                                                ---------    ---------    ---------    ---------
                                                   35,972       29,124       66,775       56,318
                                                ---------    ---------    ---------    ---------

    Operating income                               10,289       14,569        6,185       11,677

Interest expense                                    5,793        5,036       10,926        9,817
                                                ---------    ---------    ---------    ---------
    Income (loss) before provision for
    income taxes                                    4,496        9,533       (4,741)       1,860
Provision for income taxes                             39           31           68           52
                                                ---------    ---------    ---------    ---------

    Net income (loss)                           $   4,457    $   9,502    $  (4,809)   $   1,808
                                                ---------    ---------    ---------    ---------

    General partner's interest in net
    income (loss)                               $      89    $     190    $     (96)   $      36
                                                ---------    ---------    ---------    ---------
                                                ---------    ---------    ---------    ---------

    Limited partners' interest in net
    income (loss)                               $   4,368    $   9,312    $  (4,713)   $   1,772
                                                ---------    ---------    ---------    ---------
                                                ---------    ---------    ---------    ---------

    Net income (loss) per unit                  $     .21    $     .54    $    (.23)   $     .10
                                                ---------    ---------    ---------    ---------
                                                ---------    ---------    ---------    ---------

Weighted average number of units outstanding       20,650       17,397       20,254       17,254
                                                ---------    ---------    ---------    ---------
                                                ---------    ---------    ---------    ---------


              The accompanying notes are an integral part of these
                         consolidated balance sheets.

                CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                         Six Months Ended
                                                                                           December  31,
                                                                                      ----------------------
                                                                                        1998          1997
                                                                                      ---------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) income                                                                 $  (4,809)    $  1,808
    Adjustments to reconcile net (loss) income to net cash used in operating activities:
      Depreciation and amortization                                                      10,809        8,901
      Loss on sale of assets                                                                251           --
      Changes in assets and liabilities, net of effect of acquisitions:
           Trade receivables-net                                                        (17,714)     (15,313)
           Inventories                                                                   20,019        4,245
           Prepaid expenses and other current assets                                     (7,072)      (2,549)
           Trade accounts payable and accrued expenses                                   (1,194)      13,269
                                                                                      ---------     --------
                   Net cash provided by operating activities                                290       10,361
                                                                                      ---------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Expenditures for property, plant and equipment, net                                  (7,722)      (6,849)
    Acquisitions, net of cash received                                                 (101,897)      (6,411)
    Other investments                                                                       221           --
                                                                                      ---------     --------
                   Net cash used in investing activities                               (109,398)     (13,260)
                                                                                      ---------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings (repayments) on Working Capital Facility                              (7,020)      31,400
    Payments on purchase obligations                                                       (337)      (6,143)
    Proceeds from Senior Note Offering                                                   85,000           --
    Payments for debt financing                                                            (662)      (2,420)
    Proceeds from additional unit offering                                               58,900           --
    Payments for additional unit offering                                                (4,689)          --
    General Partners' contribution and payments, net                                        193          288
    Partnership distributions                                                           (14,640)     (18,858)
                                                                                      ---------     --------
                   Net cash provided by financing activities                            116,745        4,267
                                                                                      ---------     --------

INCREASE IN CASH AND CASH EQUIVALENTS                                                     7,637        1,368

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            9,366        8,406
                                                                                      ---------     --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $  17,003     $  9,774
                                                                                      ---------     --------
                                                                                      ---------     --------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest                                                            $  18,764     $  8,959
                                                                                      ---------     --------
                                                                                      ---------     --------
NON INVESTING & FINANCING ACTIVITIES
    Assets acquired in exchange for Common Units                                      $   8,805     $ 14,408
                                                                                      ---------     --------
                                                                                      ---------     --------
    Assets acquired in exchange for debt                                              $  29,542     $  2,876
                                                                                      ---------     --------
                                                                                      ---------     --------

              The accompanying notes are an integral part of these
                         consolidated financial statements.

               CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIDARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                    (Dollars in thousands, except unit data)
                                   (Unaudited)


1.  BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of Cornerstone Propane Partners, L.P. ("Cornerstone Partners") and its subsidiary, Cornerstone Propane L.P. (the "Operating Partnership") and the Operating Partnership's corporate subsidiaries, Cornerstone Sales and Service Corporation ("Sales and Service"), Cornerstone Holding Corporation, Flame, Inc., and Coast Energy Global Services, Inc. after elimination of all material intercompany balances and transactions. Cornerstone Partners, the Operating Partnership, Sales and Service, Cornerstone Holding Corporation, Flame, Inc., and Coast Energy Global Services, Inc. are collectively referred to as the "Partnership."

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

    The MQD for the three-month period from April 1, 1998 to June 30, 1998, of $.54 per common unit totaling $7,303 was paid on August 14, 1998. The MQD for the three-month period from July 1, 1998 to September 30, 1998, of $.54 per common unit totaling $7,337 was paid on November 13, 1998. On January 25, 1999, the MQD for the period October 1, 1998 to December 31, 1998 was declared in the amount of $9,247 representing in the aggregate distributions to the Common Unit Holders and General Partner at $.54 per common unit. This distribution was paid on February 12, 1999. No distributions have been declared and subsequently paid on the Subordinated Units for the period from October 1, 1997 to December 31, 1998.

3.  ACQUISITIONS

    The Partnership acquired Propane Continental, Inc ("PCI") on December 11, 1998. In addition, the Partnership consummated three other acquisitions during the three months ended December 31, 1998. The total consideration for these acquisitions was approximately $129.5 million, of which approximately $7.8 million was in the form of Cornerstone Common Units, $94.2 million was paid in cash and $27.5 million was for liabilities assumed, with all such amounts principally related to the acquisition of PCI. Additional Common Units and Senior Notes were issued to fund the PCI acquisition including related expenses. All acquisitions have been accounted for using the purchase method of accounting with excess of the purchase price over the preliminary estimates of fair value of net tangible and intangible assets acquired recorded as goodwill. The amount of goodwill is subject to adjustments based on more refined estimates of fair value. The results of operations of the acquired assets have been included in the financial statements from the date of acquisition. Due to the significance of the PCI acquisition, the following information is provided to present proforma results as if PCI had been acquired on July 1, 1997.



                                                    Proforma
                                                Six Months Ended
                                        ---------------------------------
                                         December 1998     December 1997
                                        ---------------   ---------------
    Revenue                               $    457,426         506,779
    Net (loss) income                          (9,004)           2,457
    Net (loss) income per unit                   (.37)             .12



4.  NET INCOME (LOSS) PER UNIT

    Basic net income (loss) per unit is computed by dividing net income, after considering the General Partners 2% interest, by the weighted average number of Common and Subordinated Units outstanding during the period.

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

GENERAL

The Partnership is a Delaware limited partnership initially formed to own and operate the propane business and assets of SYN Inc., Empire Energy Corporation and CGI Holdings, Inc. The Partnership's management believes that it is the fourth largest retail marketer of propane in the United States, serving more than 440,000 residential, commercial, industrial and agricultural customers from 310 customer service centers in 34 states.

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

                       CORNERSTONE PROPANE PARTNERS, L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ANALYSIS OF HISTORICAL RESULTS OF OPERATIONS--THREE MONTH PERIOD ENDED
DECEMBER 31

The following discussion compares the results of operations and other data of the Partnership for the three-month period ended December 31, 1998, to the three-month period ended December 31, 1997.

VOLUME. During the three months ended December 31, 1998, the Partnership sold
73.6 million retail propane gallons, a decrease of 1.3 million gallons or 1.8% from the 74.9 million retail propane gallons sold during the three months ended December 31, 1997. Retail sales volumes have been adversely impacted for the quarter ending December 31, 1998 by weather patterns that have resulted in temperatures which were significantly warmer than normal and prior year conditions. Wholesale volumes were 165.0 million gallons and 95.8 million gallons, respectively, for the quarters ended December 31, 1998 and 1997, which represents an increase of 69.2 million gallons or 72.2%. Wholesale volume increases were due principally to PCI. Acquisitions of propane businesses since December 31, 1997 accounted for 6.2 million retail gallons sold during the three months ended December 31, 1998.

Based on the average number of heating degree days in the markets served by the Partnership, for the October to December 1998 period, temperatures were approximately 11% and 16% warmer than normal and last year, respectively. While this indicator generally measures the impact of temperatures on the Partnership's business, other factors such as geographic mix, magnitude and duration of temperature and weather conditions can also impact sales volumes. The overall impact of weather had an adverse impact on the Partnership's retail sales volume (excluding acquisitions) and earnings compared to normal levels for the three months ended December 31, 1998. The three months ended December 31, historically accounts for approximately 43% of the Partnership's annual earnings before interest, taxes, depreciation and amortization ("EBITDA").

REVENUES. Revenues decreased by $17.7 million or 7.3% to $224.1 million for the three months ended December 31, 1998, as compared to $241.8 million for the three months ended December 31, 1997. This decrease was primarily attributable to a decrease in wholesale revenues of $11.7 million or 7.1% to $151.3 million for the three months ended December 31, 1998, as compared to $163.0 million for the three months ended December 31, 1997. This decrease was due primarily to a combination of warmer weather conditions and low Natural Gas Liquids ("NGL") product values that adversely impacted natural gas, crude oil sales and processing. The revenues for the retail business decreased by $6.1 million or 7.8% to $72.7 million for the three months ended December 31, 1998, as compared to $78.8 million for the three months ended December 31, 1997. This decrease was a result of the decrease in volume described above coupled with a decrease in the average sales price per gallon of propane.

                       CORNERSTONE PROPANE PARTNERS, L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COST OF PRODUCT SOLD. Cost of product sold decreased by $20.3 million or 10.2% to $177.8 million for the three months ended December 31, 1998, as compared to $198.1 million for the three months ended December 31, 1997. The decrease in cost of product sold was primarily due to the decreased wholesale sales described above, combined with lower propane cost per gallon. As a percentage of revenues, cost of product sold decreased to 79.4% for the three months ended December 31, 1998, as compared to 81.9% for the three months ended December 31, 1997.

GROSS PROFIT. Gross profit increased $2.6 million or 5.9% to $46.3 million for the three months ended December 31, 1998, compared to $43.7 million for the three months ended December 31, 1997. Retail gross margin per gallon for the three months ended December 31, 1998 were 8% better than last year. This was attributable to improved margin management which benefited from lower product cost per gallon while maintaining competitive prices. As a percentage of revenues, gross profit increased to 20.6% for the three months ended December 31, 1998, as compared to 18.1% for the three months ended December 31, 1997. Gross profit from propane businesses acquired since December 31, 1997 was $4.0 million for the three months ended December 31, 1998.

OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES. Operating, general and administrative expenses increased by $5.5 million or 22.0% to $30.3 million for the three months ended December 31, 1998, as compared to $24.8 million for three months ended December 31, 1997. Approximately $2.2 million, or 40%, of this increase was attributable to increases in salaries and other operating expenses related to the acquisition of new businesses. As a percentage of revenues, operating, general and administrative expenses increased to 13.5% for the three months ended December 31, 1998, as compared to 10.3% for the three months ended December 31, 1997.

                       CORNERSTONE PROPANE PARTNERS, L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ANALYSIS OF HISTORICAL RESULTS OF OPERATIONS--SIX MONTH PERIOD ENDED
DECEMBER 31

The following discussion compares the results of operations and other data of the Partnership for the six-month period ended December 31, 1998, to the six-month period ended December 31, 1997.

VOLUME. During the six months ended December 31, 1998, the Partnership sold
113.0 million retail propane gallons, a decrease of 3.2 million gallons or 2.8% from the 116.2 million retail propane gallons sold during the six months ended December 31, 1997. Wholesale volumes were 224.8 million gallons and
185.7 million gallons, respectively, for the six months ended December 31, 1998 and 1997, which represents an increase of 39.1 million gallons or 21.0%. Retail sales volumes have been adversely impacted for the six months ending December 31, 1998 by an unseasonably mild fall and early winter heating season. Acquisitions of new propane businesses since December 31, 1997 accounted for 8.5 million retail gallons sold during the six months ended December 31, 1998.

Based on the average number of heating degree days in the markets served by the Partnership, for December 1998, year to date temperatures were approximately 12% and 16% warmer than normal and last year, respectively. While this indicator generally measures the impact of temperatures on the Partnership's business, other factors such as geographic mix, magnitude and duration of temperature and weather conditions can also impact sales volumes. The overall impact of weather had an adverse impact on the Partnership's retail sales volume (excluding acquisitions) and earnings compared to normal levels.

REVENUES. Revenues of $394.0 million for the six months ended December 31, 1998 were flat, compared to the six months ended December 31, 1997. Wholesale revenues increased $8.7 million or 3.2% to $282.1 million for the six months ended December 31, 1998, as compared to $273.4 million for the six months ended December 31, 1997. This increase was due primarily to the PCI acquisition. The revenues for the retail business decreased by $8.6 million or 7.1% to $111.9 million for the six months ended December 31, 1998, as compared to $120.5 million for the six months ended December 31, 1997. This decrease was a result of mild weather conditions which adversely impacted retail sales volumes as described above coupled with a decrease in the average sales price per gallon of propane, offset to some extent by increased sales from acquisitions.

                       CORNERSTONE PROPANE PARTNERS, L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COST OF PRODUCT SOLD. Cost of product sold decreased by $4.9 million or 1.5% to $321.1 million for the six months ended December 31, 1998, as compared to $325.9 million for the six months ended December 31, 1997. The decrease in cost of product sold was primarily related to the decrease in propane cost per gallon. This was partially offset by higher wholesale sales volumes and associated cost of product sold. As a percentage of revenues, cost of product sold decreased to 81.5% for the six months ended December 31, 1997, as compared to 82.7% for the six months ended December 31, 1996.

GROSS PROFIT. Gross profit increased $5.0 million or 7.3% to $73.0 million for the six months ended December 31, 1998, compared to $68.0 million for the six months ended December 31, 1997. Retail gross margins per gallon for the six months ended December 31, 1998 were 11% better than last year. This was attributable to improved margin management aided by decreases in the cost of NGLs on a per gallon basis. As a percentage of revenues, gross profit increased to 18.5% for the six months ended December 31, 1998, as compared to 17.3% for the six months ended December 31, 1997. Gross profit from propane businesses acquired since January 1, 1998 was $5.6 million for the six months ended December 31, 1998.

OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES. Operating, general and administrative expenses increased by $8.5 million or 18% to $56.0 million for the six months ended December 31, 1998, as compared to $47.4 million for the six months ended December 31, 1997. Approximately $3.5 million, or 41%, of this increase was attributable to increases in salaries and other operating expenses relating to the acquisition of new businesses. As a percentage of revenues, operating, general and administrative expenses increased to 14.2% for the six months ended December 31, 1998, as compared to 12.0% for the six months ended December 31, 1997.

                       CORNERSTONE PROPANE PARTNERS, L.P.

                    MANAGEMENTS'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. Cash provided from operating activities during the six-month period ended December 31, 1998 was $0.3 million. Cash flow from operations included a net loss of $4.8 million and non-cash charges of $11.1 million for the period, comprised of depreciation and amortization expense, and loss on sale of assets. The impact of working capital changes decreased cash flow by approximately $6.0 million.

INVESTING ACTIVITIES. Cash used in investment activities for the six-month period ended December 31, 1998 totaled $109.4 million, which was principally related to Partnership acquisitions and for purchases of plant and equipment.

FINANCING ACTIVITIES. Cash provided by financing activities was $116.7 million for the six months ended December 31, 1998, which reflects the $7.2 million payments on the partnership's working capital facility and purchase obligations offset by net proceeds from placement of senior notes of $84.3 million and a common unit offering of $54.2 million. Cash distributions paid to Unitholders for the period totaled $14.6 million.

FINANCING AND SOURCES OF LIQUIDITY

    The Operating Partnership's obligations under its Senior Note Agreements and Bank Credit Agreement are secured by a security interest in the Operating Partnership's inventory, accounts receivable and certain customer storage tanks. The Senior Note and Bank Credit Agreements contain various terms and covenants including financial ratio covenants with respect to debt and interest coverage and limitations, among others, on the ability of the Operating Partnership and its subsidiaries to incur additional indebtedness, create liens, make investments and loans, enter into mergers, consolidations or sales of all or substantially all assets. Generally, so long as no default exists or would result, the Partnership is permitted to make distributions during each fiscal quarter in an amount not in excess of Available Cash with respect to the immediately preceding quarter. The Operating Partnership was in compliance with all terms and covenants at December 31, 1998.

                       CORNERSTONE PROPANE PARTNERS, L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


YEAR 2000 READINESS DISCLOSURE

    The Year 2000 issue is the result of computer programs using only the last two digits to indicate the year. If uncorrected, such computer programs will not be able to interpret dates correctly beyond the year 1999 and, in some cases prior to that time (as some computer experts believe), which could cause computer system failures or other computer errors disrupting business operations. Recognizing the potentially severe consequences of the failure to be Year 2000 compliant, the Partnership's management has developed and implemented a company-wide program to identify and remedy the Year 2000 issues. A project team, consisting of the Partnership's Director of Information Systems and the Partnership's key IS managers who supervise operations at each of the Partnership's three main regional facilities in California, Missouri and Texas, together with the Chief Information Officer of Northwestern Corporation, the Managing General Partner's parent corporation, was created to manage the company's Year 2000 problems, enabling a smooth transition into the Year 2000. The project team reports directly to executive management who have assigned a high priority to such efforts within the Partnership.

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

     The Partnership is currently using internal and external resources to identify, correct and test large quantities of lines of application software code for systems that were developed internally. Remediation of these systems is expected to be completed by June 1999 except for the Partnership's Retail Information System, consisting principally of its billing and accounts receivable systems, which is already Year 2000 compliant. Since January 1997, the Partnership has been converting its old billing system installed at each customer service center to the new Retail Information System. Currently, approximately two-thirds of the Partnership's customer service centers are running the new system, with the roll-out to the balance of the centers scheduled to be completed in the fall of 1999.

                       CORNERSTONE PROPANE PARTNERS, L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Software developed externally is being evaluated for Year 2000 compliance and will be upgraded or replaced. In the case of the Partnership's existing NT-platform-based financial systems and oil and gas applications, it is anticipated that solutions will be acquired from third party vendors. In addition, these systems are being evaluated for meeting current and future business needs (which is an on-going process), and the Partnership is using this process as an opportunity to upgrade and enhance its information systems. The Partnership has recently installed a new financial system that is Year 2000 compliant that encompasses general ledger, accounts payable and fixed assets. Other systems integrated with the financial systems are anticipated to be upgraded or replaced by June 1999.

    In addition to internal Year 2000 remediation activities, the Partnership is in contact with key suppliers, vendors and customers to assure no interruption from activities with important third parties. While none of the Partnership's products are directly date sensitive, the supply and transportation of propane gas products are dependent upon companies whose own systems may need to be Year 2000 compliant. If third parties do not convert their systems in a timely manner and in a way compatible with the Partnership's systems, the arrival of the Year 2000 could have an adverse effect on Partnership operations. The Partnership believes that its actions with key suppliers, vendors and customers will minimize these risks. Furthermore, no single customer accounts for more than 10% of the Partnership's consolidated gross profits, thus mitigating the adverse risk to the Partnership's business if some but not all customers are not Year 2000 compliant. Also, only a minimal number of transactions are conducted through EDI, which reduces the risk.

    The Partnership's primary focus has been directed at resolving the Year 2000 problem. While the Partnership expects its internal IT and non-IT systems to be Year 2000 compliant by the dates specified, the Partnership will be developing a contingency plan specifying what the Partnership will do if it or important third parties are not Year 2000 compliant by the required dates. The Partnership anticipates that a majority of such contingency plan will be based on manual back-up systems, procedures and practices. The contingency plan is estimated to be completed by March 1999.

    Through December 1998, the Partnership estimates that incremental costs of approximately $1.3 million have been incurred and expensed related to Year 2000 issues. Since many systems are being modified to provide significant enhanced capabilities, the Year 2000 expenses have not been nor are planned to be specifically tracked. The current estimated additional cost to complete remediation is expected to be less than $1.0 million. The Partnership expects that a portion of these costs will be capitalized, as they are principally related to adding new software applications and functionality. Other costs will continue to be expensed as incurred.

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

                        CORNERSTONE PROPANE PARTNERS,L.P.


                           PART II. OTHER INFORMATION

Item 6  Exhibits and Reports on Form 8-K

    a)  Exhibits:

        (10.8) Cornerstone Propane Deferred Compensation Plan

        (10.9) Note Agreement, dated as of December 11, 1998, by and among Cornerstone Propane GP, Inc., SYN Inc., Cornerstone Propane, L.P., and the purchasers set forth therein.

        (27)   Financial Data Schedule


    b)  Reports on Form 8-K:


            On December 2, 1998, the Partnership filed a report on Form 8-K noting its impending acquisition of Propane Continental, Inc. ("PCI"). The report included details about the transaction as well as PCI financial statements and pro forma financial statements which gave effect to the transaction.

            On December 9, 1998, the Partnership filed Amendment No. 1 to Form 8-K, amending certain information contained in the Form 8-K filed on December 2, 1998. The Amendment contained revised information concerning the Partnership's acquisition of PCI and revised pro forma financial statements.

            On December 23, 1998, the Partnership filed a report on Form 8-K noting its completion of its acquisition of PCI. This Form 8-K also noted the Underwriting Agreement for the December 1998 public offering of 3,100,000 Common Units of the Partnership.

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


                       Cornerstone Propane Partners, L.P.
                       ----------------------------------
                                  (Registrant)


                       By:   Cornerstone Propane GP, Inc.
                             as Managing General Partner


                             By:      /s/ Ronald J. Goedde
                                     ------------------------------------
                             Name:   Ronald J. Goedde
                             Title:  Executive Vice President
                                     and Chief Financial Officer



Date:  February 15, 1999