Form 10-Q
period 1999-03-31
CORNERSTONE PROPANE PARTNERS LP
filed 1999-05-14
CIK 1024338

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 1-2499

                       CORNERSTONE PROPANE PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                      77-0439862
(State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization)                  Number)

432 WESTRIDGE DRIVE\WATSONVILLE, CALIFORNIA                   95076
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 14, 1999: 16,788,889 - Common Units
                                   6,597,619 - Subordinated Units

                       CORNERSTONE PROPANE PARTNERS, L.P.

                                TABLE OF CONTENTS


                                                                                                           PAGES
                                                                                                           -----
                          Part I. Financial Information
Item 1.      Financial Statements

             CORNERSTONE PROPANE PARTNERS, L.P.

             Consolidated Balance Sheets as of March 31, 1999 and 1998,                                     1
             and June 30, 1998

             Consolidated Statements of Operations for the Three Months and Nine Months                     2
             Ended March 31, 1999 and 1998

             Consolidated Statements of Cash Flows for the Nine Months Ended
             March 31, 1999 and 1998                                                                        3

             Notes to Consolidated Financial Statements                                                     4

Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations of Cornerstone Propane Partners, L.P.
             for the Three Months Ended March 31, 1999 compared to the three months ended March 31, 1998 and for the Nine Months ended March 31, 1999
             compared to the Nine Months Ended March 31, 1998.                                             7

                           Part II. Other Information

Item 6.      Exhibits and Reports on Form 8-K                                                              15

             Signature                                                                                     16


                CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)


                                             ASSETS

                                                                    March 31,
                                                              ---------------------     June 30,
                                                                1999         1998        1998
                                                              --------     --------     --------
Current assets:
   Cash and cash equivalents                                  $ 11,717     $  6,025     $  9,366
   Trade receivables, net                                       48,218       34,729       18,467
   Inventories                                                  36,019       16,031       18,238
   Prepaid expenses and other current assets                    13,049        7,120        7,150
                                                              --------     --------     --------
         Total current assets                                  109,003       63,905       53,221

Property, plant and equipment, net                             328,303      271,256      275,288
Goodwill, net                                                  309,732      227,317      224,064
Other assets, net                                               37,592       17,746       19,938
                                                              --------     --------     --------
         Total assets                                         $784,630     $580,224     $572,511
                                                              ========     ========     ========

                                 LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Current portion of long-term debt                          $  3,214     $  4,184     $  3,800
   Trade accounts payable                                       44,735       20,202       18,460
   Accrued expenses                                             29,933       22,774       29,335
                                                              --------     --------     --------
         Total current liabilities                              77,882       47,160       51,595

Long-term debt, less current portion                           360,812      232,905      237,138
Due to related party                                               689        1,621        1,684
Other noncurrent liabilities                                     9,096        4,254        2,500
                                                              --------     --------     --------
         Total liabilities                                     448,479      285,940      292,917
                                                              --------     --------     --------

Commitments and contingencies

Partners' capital:
   Common unitholders                                          237,113      197,776      185,803
   Subordinated unitholders                                     92,140       90,538       88,117
   General partners                                              6,898        5,970        5,674
                                                              --------     --------     --------
         Total partners' capital                               336,151      294,284      279,594
                                                              --------     --------     --------

         Total liabilities and partners' capital              $784,630     $580,224     $572,511
                                                              ========     ========     ========


    The accompanying notes are an integral part of these consolidated balance sheets.

                CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per unit data)
                                   (Unaudited)


                                                                   Three Months Ended         Nine Months Ended

                                                                        March 31,                March 31,
                                                                 ---------------------     ---------------------
                                                                   1999         1998         1999         1998
                                                                 --------     --------     --------     --------
Revenues                                                         $338,536     $229,332     $732,579     $623,267

Cost of sales                                                     268,189      179,362      589,273      505,302
                                                                 --------     --------     --------     --------

    Gross profit                                                   70,347       49,970      143,306      117,965
                                                                 --------     --------     --------     --------

Expenses:
    Operating, general and administrative                          34,406       25,340       90,372       72,757

    Depreciation and amortization                                   7,848        4,714       18,657       13,615
                                                                 --------     --------     --------     --------
                                                                   42,254       30,054      109,029       86,372
                                                                 --------     --------     --------     --------

    Operating income                                               28,093       19,916       34,277       31,593

Interest expense                                                    6,863        4,824       17,788       14,641
                                                                 --------     --------     --------     --------
    Income before provision for
    income taxes                                                   21,230       15,092       16,489       16,952
Provision for income taxes                                             --           43           67           95
                                                                 --------     --------     --------     --------

Net income                                                       $ 21,230     $ 15,049     $ 16,422     $ 16,857
                                                                 ========     ========     ========     ========

General partner's interest in net income                         $    425     $    301     $    328     $    337
                                                                 ========     ========     ========     ========

Limited partners' interest in net income                         $ 20,805     $ 14,748     $ 16,094     $ 16,520
                                                                 ========     ========     ========     ========

Limited partners' net income per unit                            $    .89     $    .76     $    .76     $    .92
                                                                 ========     ========     ========     ========

Weighted average number of units outstanding                       23,378       19,407       21,280       17,962
                                                                 ========     ========     ========     ========


   The accompanying notes are an integral part of these consolidated financial statements.

                CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                              Nine Months Ended
                                                                                                  March 31,
                                                                                    ---------------------------------
                                                                                            1999              1998
                                                                                      -------------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                   $         16,422     $       16,857
    Adjustments to reconcile net income to net cash used in operating activities:
      Depreciation and amortization                                                        18,657             13,615
      Loss or (gain) on sale of assets                                                        720               (676)
      Changes in assets and liabilities, net of effect of acquisitions:
           Trade receivables, net                                                         (21,223)             8,181
           Inventories                                                                      7,091             (2,004)
           Prepaid expenses and other current assets                                       (7,183)            (5,380)
           Trade accounts payable and accrued expenses                                     (4,298)           (19,028)
                                                                                   ---------------    ---------------
                   Net cash provided by operating activities                               10,186             11,565
                                                                                   --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Expenditures for property, plant and equipment, net                                   (13,724)           (11,916)
    Acquisitions, net of cash received                                                   (120,150)           (13,162)
    Other investments                                                                        (148)               ---
                                                                                   ---------------    --------------
                   Net cash used in investing activities                                 (134,022)           (25,078)
                                                                                   ---------------    ---------------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings (repayments) on Working Capital Facility                                24,730               (122)
    Payments on purchase obligations                                                      (13,215)            (3,117)
    Proceeds from Senior Note Offering                                                     85,000                 --
    Payments for debt financing                                                              (662)            (2,420)
    Proceeds from additional unit offering                                                 58,900             40,795
    Payments for additional unit offering                                                  (5,058)                --
    General Partners' contribution and payments, net                                          379              2,066
    Partnership distributions                                                             (23,887)           (26,070)
                                                                                   ---------------    ---------------
                   Net cash provided by financing activities                              126,187             11,132
                                                                                   --------------     --------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                       2,351             (2,381)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                              9,366              8,406
                                                                                   --------------     --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $         11,717   $          6,025
                                                                                   ==============     ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest                                                       $         20,977   $         10,429
                                                                                   ==============     ==============

NON INVESTING & FINANCING ACTIVITIES
    Assets acquired in exchange for Common Units                                 $          8,805   $         17,588
                                                                                   ==============     ==============
    Assets acquired in exchange for debt                                         $         30,041   $          6,054
                                                                                   ==============     ==============


   The accompanying notes are an integral part of these consolidated financial statements.

               CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIDARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                        (In thousands, except unit data)
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Cornerstone Propane Partners, L.P. ("Cornerstone Partners") and its subsidiary, Cornerstone Propane L.P. (the "Operating Partnership") and the Operating Partnership's corporate subsidiaries, Cornerstone Sales and Service Corporation ("Sales and Service"), Propane Continental, Inc., Flame, Inc., and Coast Energy Global Services, Inc. after elimination of all material intercompany balances and transactions. Cornerstone Partners, the Operating Partnership, Sales and Service, Propane Continental, Inc., Flame, Inc., and Coast Energy Global Services, Inc. are collectively referred to as the "Partnership."

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

               CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIDARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                    (Dollars in thousands, except unit data)
                                   (Unaudited)

The MQD for the three-month period from July 1, 1998 to September 30, 1998, of $.54 per common unit totaling $7,337 was paid on November 13, 1998. The MQD for the three-month period from October 1, 1998 to December 31, 1998, of $.54 per common unit totaling $9,247 was paid on February 12, 1999. On April 27, 1999, the MQD for the period January 1, 1999 to March 31, 1999 was declared in the amount of $9,252 representing in the aggregate distributions to the Common Unitholders and General Partner at $.54 per common unit. This distribution was paid on May 14, 1999. No distributions have been declared and subsequently paid on the Subordinated Units for the period from October 1, 1997 to March 31, 1999.

3.   ACQUISITIONS

     The Partnership acquired Propane Continental, Inc ("PCI") on December 11, 1998. In addition, the Partnership consummated twelve other acquisitions during the nine months ended March 31, 1999. The total consideration for these acquisitions was approximately $159.0 million, of which approximately $8.8 million was in the form of Cornerstone Common Units, $120.2 million was paid in cash and $30.0 million was for liabilities assumed, with all such amounts principally related to the acquisition of PCI. Additional Common Units and Senior Notes were issued to fund the PCI acquisition and related expenses. All acquisitions have been accounted for using the purchase method of accounting with the excess of the purchase price over the preliminary estimates of fair value of net tangible and intangible assets acquired recorded as goodwill. The amount of goodwill is subject to adjustments based on more refined estimates of fair value. The results of operations of the acquired assets have been included in the financial statements from the date of acquisition. Due to the significance of the PCI acquisition, the following information is provided to present pro forma results as if PCI had been acquired on July 1, 1997. Proforma 1999 net income reflects a $3.3 million litigation settlement that was paid prior to the completion of the PCI acquisition.


                                                                 Pro Forma
                                                             Nine Months Ended
                                               ----------------------------------------------
                                                      March 1999          March 1998
                                                     ------------        -------------
    Revenue                                          $  795,873                784,281
    Net income                                           12,526                 20,341
    Limited partners' net income per unit                   .52                    .95


4.   LIMITED PARTNER NET INCOME PER UNIT

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

GENERAL

The Partnership is a Delaware limited partnership initially formed to own and operate the propane business and assets of SYN Inc., Empire Energy Corporation and CGI Holdings, Inc. The Partnership's management believes that it is the fourth largest retail marketer of propane in the United States, serving more than 440,000 residential, commercial, industrial and agricultural customers from 307 customer service centers in 34 states.

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

                       CORNERSTONE PROPANE PARTNERS, L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ANALYSIS OF HISTORICAL RESULTS OF OPERATIONS - THREE MONTH PERIOD ENDED
MARCH 31

The following discussion compares the results of operations and other data of the Partnership for the three-month period ended March 31, 1999, to the three-month period ended March 31, 1998.

VOLUME. During the three months ended March 31, 1999, the Partnership sold
107.8 million retail propane gallons, an increase of 24.3 million gallons or 29.1% from the 83.5 million retail propane gallons sold during the three months ended March 31, 1998. Retail volumes were driven by acquisitions and customer increases at "same store" locations, partially offset by the unfavorable impact of warmer temperatures on residential customers' usage. Newly acquired businesses accounted for approximately 87% of the increase over prior year's comparable quarter.

Based on the average number of heating degree days in the markets served by the Partnership, for the January to March 1999 period, temperatures were approximately 13% and 3% warmer than normal and last year, respectively. While this indicator generally measures the impact of temperatures on the Partnership's business, other factors such as geographic mix, magnitude and duration of temperature and weather conditions can also impact sales volumes. The overall impact of weather had an adverse impact on the Partnership's retail sales volume (excluding acquisitions) and earnings compared to normal levels for the three months ended March 31, 1999. The three months ended March 31 historically accounts for approximately 50% of the Partnership's annual earnings before interest, taxes, depreciation and amortization ("EBITDA").

REVENUES. Revenues increased by $109.2 million or 47.6% to $338.5 million for the three months ended March 31, 1999, as compared to $229.3 million for the three months ended March 31, 1998. Wholesale revenues increased $91.0 million or 63.8% to $233.5 million for the three months ended March 31, 1999, as compared to $142.5 million for the three months ended March 31, 1998. This increase was primarily attributable to acquisitions of wholesale businesses at the beginning of the quarter. The revenues for the retail business increased by $18.3 million or 21.0% to $105.1 million for the three months ended March 31, 1999, as compared to $86.8 million for the three months ended March 31, 1998. The increase in retail revenues reflects the impact of sales from newly acquired retail businesses, which added approximately $20.8 million in revenue during the quarter, offset by reduced sales volumes attributable to warmer weather and decreased selling prices related to lower supply costs.

                       CORNERSTONE PROPANE PARTNERS, L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COST OF PRODUCT SOLD. Cost of product sold increased by $88.8 million or 49.5% to $268.2 million for the three months ended March 31, 1999, as compared to $179.4 million for the three months ended March 31, 1998. The increase in cost of product sold was primarily due to the increased wholesale sales from acquired operations described above, partially offset by lower propane cost per gallon. As a percentage of revenues, cost of product sold increased to 79.2% for the three months ended March 31, 1999, as compared to 78.2% for the three months ended March 31, 1998.

GROSS PROFIT. Gross profit increased $20.3 million or 40.8% to $70.3 million for the three months ended March 31, 1999, compared to $50.0 million for the three months ended March 31, 1998. Retail gross margins per gallon for the three months ended March 31, 1999 were 2% better than last year. This was attributable to improved margins which benefited from lower product cost per gallon. Per gallon retail margins increased $.01 per gallon to $.57 for the three months ended March 31, 1999, as compared to $.56 for the three months ended March 31, 1998. As a percentage of revenues, gross profit decreased to 20.8% for the three months ended March 31, 1999, as compared to 21.8% for the three months ended March 31, 1998. This decrease was driven by a change in the wholesale and retail sales mix. For the quarter, wholesale gross profit is a larger component of total gross profit. Wholesale margin percentages are lower than retail margin percentages. Acquisitions accounted for $13.2 million of the gross profit increase compared to last year.

OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES. Operating, general and administrative expenses increased by $9.1 million or 36.0% to $34.4 million for the three months ended March 31, 1999, as compared to $25.3 million for the three months ended March 31, 1998. Approximately $4.7 million, or 51.6%, of this increase was attributable to increases in salaries and other operating expenses from recently acquired businesses. As a percentage of revenues, operating, general and administrative expenses decreased to 10.2% for the three months ended March 31, 1999, as compared to 11.0% for the three months ended March 31, 1998.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased by $3.1 million or 66.1% to $7.8 million for the three months ended March 31, 1999, as compared to $4.7 million for the three months ended March 31, 1998. This increase is related primarily to assets purchased in conjunction with business acquisitions subsequent to March 31, 1998.

INTEREST EXPENSE. Interest expense increased by $2.0 million or 42.3% to $6.9 million for the three months ended March 31, 1999, as compared to $4.8 million for the three months ended March 31, 1998. This increase is due primarily to the issuance of $85.0 million of new 7.33% Senior Notes on December 11, 1998, in conjunction with the Propane Continental, Inc. acquisition.

                       CORNERSTONE PROPANE PARTNERS, L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ANALYSIS OF HISTORICAL RESULTS OF OPERATIONS - NINE MONTH PERIOD ENDED
MARCH 31

The following discussion compares the results of operations and other data of the Partnership for the nine-month period ended March 31, 1999, to the nine-month period ended March 31, 1998.

VOLUME. During the nine months ended March 31, 1999, the Partnership sold
220.8 million retail propane gallons, an increase of 21.1 million gallons or 10.6% from the 199.7 million retail propane gallons sold during the nine months ended March 31, 1998. Retail volumes were driven by acquisitions and customer increases at "same store" locations, partially offset by the unfavorable impact of warmer temperatures on residential customers' usage. Newly acquired businesses added approximately 29.2 million retail gallons, offset by the adverse impact of weather conditions that were significantly warmer than normal.

Based on the average number of heating degree days in the markets served by the Partnership, for March 1999, fiscal year to date temperatures were approximately 13% and 9% warmer than normal and last year, respectively. While this indicator generally measures the impact of temperatures on the Partnership's business, other factors such as geographic mix, magnitude and duration of temperature and weather conditions can also impact sales volumes. Mild seasonal weather conditions had an adverse impact on the Partnership's retail sales volume (excluding acquisitions) and earnings compared to normal levels.

REVENUES. Revenues of $732.6 million for the nine months ended March 31, 1999 increased $109.3 million, or 17.5% compared to $623.3 million for the nine months ended March 31, 1998. Wholesale revenues increased $99.8 million or 24.0% to $515.6 million for the nine months ended March 31, 1999, as compared to $415.8 million for the nine months ended March 31, 1998. This increase was attributable to acquisitions of wholesale businesses ($110.1 million). Revenues for the retail business increased by $9.5 million or 4.6% to $217.0 million for the nine months ended March 31, 1999, as compared to $207.5 million for the nine months ended March 31, 1998. The increase in retail sales reflects the impact of acquisitions which added approximately $29.0 million in revenues for the period, offset by mild winter temperatures that were warmer than both normal and last year. Additionally, selling prices were reduced in line with lower propane supply costs.

                       CORNERSTONE PROPANE PARTNERS, L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COST OF PRODUCT SOLD. Cost of product sold increased by $84.0 million or 16.6% to $589.3 million for the nine months ended March 31, 1999, as compared to $505.3 million for the nine months ended March 31, 1998. The increase in cost of product sold was due to the increased sales described above, partially offset by lower per gallon cost of propane. As a percentage of revenues, cost of product sold decreased to 80.4% for the nine months ended March 31, 1999, as compared to 81.1% for the nine months ended March 31, 1998.

GROSS PROFIT. Gross profit increased $25.3 million or 21.5% to $143.3 million for the nine months ended March 31, 1999, compared to $118.0 million for the nine months ended March 31, 1998. Retail gross margins per gallon for the nine months ended March 31, 1999 were 8% better than last year. This was attributable to improved margins related to decreases in the cost of propane on a per gallon basis. Per gallon retail margins increased $.04 per gallon to $.57 for the nine months ended March 31, 1999, as compared to $.53 for the nine months ended March 31, 1998. As a percentage of revenues, gross profit increased to 19.6% for the nine months ended March 31, 1999, as compared to 18.9% for the nine months ended March 31, 1998. Acquisitions accounted for $18.3 million of the gross profit increase compared to last year.

OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES. Operating, general and administrative expenses increased by $17.6 million or 24.2% to $90.4 million for the nine months ended March 31, 1999, as compared to $72.8 million for the nine months ended March 31, 1998. Approximately $7.9 million, or 44.9%, of this increase was attributable to increases in salaries and other operating expenses from recently acquired businesses. Other increases were due to compensation programs to add new customers, vehicle repair and maintenance costs, tax and license cost, increased staffing and systems investments. As a percentage of revenues, operating, general and administrative expenses increased to 12.3% for the nine months ended March 31, 1999, as compared to 11.7% for the nine months ended March 31, 1998.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased by $5.1 million or 37.1% to $18.7 million for the nine months ended March 31, 1999, as compared to $13.6 million for the nine months ended March 31, 1998. This increase is related primarily to assets purchased in conjunction with business acquisitions subsequent to March 31, 1998.

INTEREST EXPENSE. Interest expense increased by $3.2 million or 21.5% to $17.8 million for the nine months ended March 31, 1999, as compared to $14.6 million for the nine months ended March 31, 1998. This increase is due primarily to the issuance of $85.0 million of new 7.33% Senior Notes on December 11, 1998, in conjunction with the Propane Continental, Inc. acquisition and debt incurred in conjunction with other acquisitions consummated subsequent to March 31, 1998.

                       CORNERSTONE PROPANE PARTNERS, L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. Cash provided from operating activities during the nine-month period ended March 31, 1999 was $10.2 million. Cash flow from operations included a net income of $16.4 million and non-cash charges of $19.4 million for the period, comprised of depreciation and amortization expense, and loss on sale of assets. The impact of working capital changes decreased cash flow by approximately $25.6 million.

INVESTING ACTIVITIES. Cash used in investment activities for the nine-month period ended March 31, 1999 totaled $134.0 million, which was principally related to Partnership acquisitions ($120.2 million) and to a lesser extent related to purchases of plant and equipment ($13.7 million).

FINANCING ACTIVITIES. Cash provided by financing activities totaled $126.2 million for the nine months ended March 31, 1999. Components included $24.7 million borrowings on the partnership's working capital facility, payments on purchase obligations of $13.2 million, net proceeds from placement of senior notes of $84.3 million and net proceeds from a common unit offering combined with General Partner net proceeds of $54.3 million. This financing was principally used to fund the purchase of PCI and other acquisitions. Cash distributions for the period paid to Common Unitholders and the General Partner 2% interest totaled $23.9 million.

FINANCING AND SOURCES OF LIQUIDITY

    The Operating Partnership's obligations under its Senior Note Agreements and Bank Credit Agreement are secured by a security interest in the Operating Partnership's inventory, accounts receivable and certain customer storage tanks. The Senior Note and Bank Credit Agreements contain various terms and covenants including financial ratio covenants with respect to debt and interest coverage and limitations, among others, on the ability of the Operating Partnership and its subsidiaries to incur additional indebtedness, create liens, make investments and loans, or enter into mergers, consolidations or sales of all or substantially all assets. Generally, so long as no default exists or would result, the Partnership is permitted to make distributions during each fiscal quarter in an amount not in excess of Available Cash with respect to the immediately preceding quarter. The Operating Partnership was in compliance with all terms and covenants of the Senior Note Agreements and Bank Credit Agreement at March 31, 1999.

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

     In addition to internal Year 2000 remediation activities, the Partnership is in contact with key suppliers, vendors and customers to assure no interruption from activities with important third parties. While none of the Partnership's products are directly date sensitive, the supply and transportation of propane gas products are dependent upon companies whose own systems may need to be Year 2000 compliant. If third parties do not convert their systems in a timely manner and in a way compatible with the Partnership's systems, the arrival of the Year 2000 could have an adverse effect on Partnership operations. The Partnership believes that its actions with key suppliers, vendors and customers will minimize these risks. Furthermore, no single customer accounts for more than 10% of the Partnership's consolidated gross profits, thus mitigating the adverse risk to the Partnership's business if some but not all customers are not Year 2000 compliant. Also, only a minimal number of transactions are conducted through EDI.

     The Partnership's primary focus has been directed at resolving the Year 2000 problem. While the Partnership expects its internal IT and non-IT systems to be Year 2000 compliant by the dates specified, the Partnership has developed a contingency plan specifying what the Partnership will do if it or important third parties are not Year 2000 compliant by the required dates. A majority of such contingency plan is based on manual back-up systems, procedures and practices. The contingency plan was completed in March 1999.

     Through March 31, 1999, the Partnership estimates that incremental costs of approximately $1.5 million have been incurred and expensed related to Year 2000 issues. Since many systems are being modified to provide significant enhanced capabilities, the Year 2000 expenses have not been nor are planned to be specifically tracked. The current estimated additional cost to complete remediation is expected to be less than $0.5 million. The Partnership expects that a portion of these costs will be capitalized, as they are principally related to adding new software applications and functionality. Other costs will continue to be expensed as incurred.

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

                        CORNERSTONE PROPANE PARTNERS,L.P.



                           PART II. OTHER INFORMATION

Item 6 Exhibits and Reports on Form 8-K

     a)   Exhibits:

              (27) Financial Data Schedule

     b)   Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter for which this report is filed.

                                    SIGNATURE

     Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Cornerstone Propane Partners, L.P.
                              -------------------------------------
                                          (Registrant)

                              By:  Cornerstone Propane GP, Inc.
                                   as Managing General Partner

                              By:  /s/ Ronald J. Goedde
                                 ----------------------------------
                                   Name:  Ronald J. Goedde
                                   Title: Executive Vice President
                                   and Chief Financial Officer

                              By:  /s/ Richard D. Nye
                                 ----------------------------------
                                   Name:  Richard D. Nye
                                   Title: Vice President of
                                   Finance and Administration

Date:  May 14, 1999