Form 10-K
period 1999-06-30
CORNERSTONE PROPANE PARTNERS LP
filed 1999-09-28
CIK 1024338

                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 30, 1999
                         Commission file Number 1-12499

                       CORNERSTONE PROPANE PARTNERS, L.P.
             (Exact Name of Registrant as Specified in Its Charter)

          Delaware                               77-0439862
-------------------------------               -------------------
(State or other jurisdiction of                (IRS Employer
Incorporation or Organization)                Identification No.)

432 Westridge Drive, Watsonville, California             95076
--------------------------------------------           ----------
(Address of Principal Executive Offices)               (Zip Code)

Registrant's Telephone Number, Including Area Code (831) 724-1921

      Securities registered pursuant to Section 12(b) of the Act.

Title of Each Class                 Name of Each Exchange on which Registered
-------------------                 -----------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the 16,788,894 Common Units held by nonaffiliates of the Registrant as of the close of business on September 22, 1999, is:
$280,173,000.

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

    The Partnership was formed in 1996 to acquire, own and operate the propane businesses and assets of SYN, Inc. and its subsidiaries ("Synergy"), Empire Energy Corporation and its subsidiaries ("Empire Energy") (formerly subsidiaries of Northwestern Growth Corporation ("Northwestern Growth")) and CGI Holdings, Inc. and its subsidiaries ("Coast"). Northwestern Growth is a wholly owned subsidiary of Northwestern Corporation ("NOR"), a New York Stock Exchange listed national consumer services company. Northwestern Growth was formed in 1994 to pursue and manage nonutility investments and development activities for NOR, with a primary focus on growth opportunities in the energy, energy equipment and energy services industries. To capitalize on the growth and consolidation opportunities in the propane distribution market, in August 1995, Northwestern Growth acquired the predecessor of Synergy, then the sixth largest retail marketer of propane in the United States and, in October 1996, it acquired Empire Energy, then the eighth largest retail marketer of propane in the United States. Immediately prior to the Partnership's initial public offering ("IPO") of Common Units in December 1996, Northwestern Growth acquired Coast, then the 18th largest retail marketer of propane in the United States. The Partnership commenced operation on December 17, 1996, concurrently with the closing of the IPO, when substantially all of the assets and liabilities of Synergy, Empire Energy and Coast were contributed to the Operating Partnership. Information in this Form 10-K related to the pro forma year ended June 30, 1997, reflects a full year of activity for the three predecessor companies, as if the Partnership had been in operation on July 1, 1996.

    The Partnership believes that it is the fourth largest retail marketer of propane in the United States in terms of volume, serving more than 460,000 residential, commercial, industrial and agricultural customers from 298 customer service centers in 34 states as of June 30, 1999. The Partnership's operations are concentrated in the east, south, central and west coast regions of the United States. For the year ended June 30, 1999, the Partnership had retail propane sales of approximately 262 million gallons.

    The Partnership is principally engaged in (i) the retail distribution of propane for residential, commercial, industrial, agricultural and other retail uses, (ii) the wholesale marketing and distribution to suppliers and other end users of propane, natural gas liquids and crude oil to the retail propane industry, the chemical and petrochemical industries and other commercial and agricultural markets, (iii) the repair and maintenance of propane heating systems and appliances and (iv) the sale of propane-related supplies, appliances and other equipment.

    The retail propane business is a "margin-based" business in which gross profits depend on the excess of sales prices over propane supply costs. Sales of propane to residential and commercial customers, which account for the vast majority of the Partnership's revenue, have provided a relatively stable source of revenue for the Partnership. Based on fiscal 1999 retail propane gallons sold, the customer base consisted of 60% residential, 23% commercial and industrial and 17% agricultural and other customers. Sales to residential customers have generally provided higher gross margins than other retail propane sales. While commercial propane sales are generally less profitable than residential retail sales, the Partnership has traditionally relied on this customer base to provide a steady, noncyclical source of revenues. No single customer accounted for more than 1% of total retail revenues.

    The Partnership's Coast Energy Group ("CEG") operation engages in the marketing and distribution of propane to independent dealers, major interstate marketers and the chemical and petrochemical industries in addition to procurement and distribution of propane for the retail segment. Through CEG, the Partnership also participates in the marketing of other natural gas liquids, the processing and marketing of natural gas and the marketing of crude oil. The Partnership either owns or has contractual rights to use transshipment terminals, rail cars, long-haul tanker trucks, pipelines and storage capacity. The Partnership believes that its CEG marketing and processing activities position it to achieve product cost advantages and to avoid shortages during periods of tight supply to an extent not generally available to other retail propane distributors.

PRODUCT

    Propane, a by-product of natural gas processing and petroleum refining, is a clean-burning energy source recognized for its transportability and ease of use relative to alternative stand-alone energy sources. The retail propane business of the Partnership consists principally of transporting propane to its retail distribution outlets and then to tanks located on its customers' premises. Retail propane use falls into four broad categories: (i) residential, (ii) industrial and commercial, (iii) agricultural and (iv) other applications, including motor fuel sales. Residential customers use propane primarily for space and water heating. Industrial customers use propane primarily as fuel for forklifts and stationary engines, to fire furnaces, as a cutting gas, in mining operations and in other process applications. Commercial customers, such as restaurants, motels, laundries and commercial buildings, use propane in a variety of applications, including cooking, heating and drying. In the agricultural market, propane is primarily used for tobacco curing, crop drying, poultry brooding and weed control. Other retail uses include motor fuel for cars and trucks, outdoor cooking and other recreational purposes, propane resales and sales to state and local governments. In its CEG operations, the Partnership sells propane principally to large industrial customers and other propane distributors.

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

SOURCES OF SUPPLY

    The Partnership's propane supply is purchased from oil companies and natural gas processors at numerous supply points located in the United States and Canada. During the year ended June 30, 1999, virtually all of the Partnership's propane supply was purchased pursuant to agreements with terms of less than one year, but the percentage of contract purchases may vary from year to year as determined by the Partnership. Supply contracts generally provide for pricing in accordance with posted prices at the time of delivery or the current prices established at major delivery points. Most of these agreements provide maximum and minimum seasonal purchase guidelines. In addition, the Partnership makes purchases on the spot market from time to time to take advantage of favorable pricing. The Partnership receives its supply of propane predominantly through railroad tank cars and common carrier transport.

    Supplies of propane from the Partnership's sources historically have been readily available. In the year ended June 30, 1999, Dynegy was the Partnership's largest supplier providing approximately 8% of the Partnership's total propane supply for its retail and CEG operations (excluding propane obtained from the Partnership's natural gas processing operations). The Partnership believes that if supplies from Dynegy were interrupted, it would be able to secure adequate propane supplies from other sources without a material disruption of its operations. No single supplier provided more than 10% of the Partnership's domestic propane supply in the year ended June 30, 1999. Although no assurance can be given that supplies of propane will be readily available in the future, the Partnership expects a sufficient supply to continue to be available. The Partnership has not experienced a shortage that has prevented it from satisfying its customer's need and does not foresee any significant shortage in the supply of propane.

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

OPERATIONS

    The Partnership has organized its operations in a manner that the Partnership believes enables it to provide excellent service to its customers and to achieve maximum operating efficiencies. The Partnership's retail propane distribution business is organized into divisions, which are each comprised of regions. Each region is comprised of a number of customer service centers. Each division and region is supervised by a manager. Personnel located at the customer service centers in the various regions are primarily responsible for customer service, sales and delivery of product to the customer.

    A number of functions are centralized at the Partnership's support locations in order to achieve certain operating efficiencies as well as to enable the personnel located in the customer service centers to focus on customer service and sales. The corporate headquarters and the customer service centers are linked via a computer system. Each of the Partnership's customer service centers is equipped with a computer connected to the central management information system in the Partnership's corporate headquarters. This computer network system provides retail company personnel with accurate and timely information on supply cost, inventory and customer accounts. The Partnership makes centralized purchases of propane through its CEG operations for resale to the retail service centers enabling the Partnership to achieve certain advantages, including price advantages, because of its status as a large volume buyer. The functions of cash management, accounting, taxes, payroll, permits, licensing, employee benefits, human resources, and strategic planning are also performed on a centralized basis.

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

    In addition to competing with alternative energy sources, the Partnership competes with other companies engaged in the retail propane distribution business. Competition in the propane industry is highly fragmented and generally occurs on a local basis with other large full-service multi-state propane marketers, thousands of smaller local independent marketers and farm cooperatives. Based on industry publications, the Partnership believes that the domestic retail market for propane is approximately 8.6 billion gallons annually, that the 10 largest retailers, including the Partnership, account for approximately 37% of the total retail sales of propane in the United States, and that no single marketer has a greater than 10% share of the total retail market in the United States. Most of the Partnership's customer service centers compete with five or more marketers or distributors. Each customer service center operates in its own competitive environment, because retail marketers tend to locate in close proximity to customers. The Partnership's customer service centers generally have an effective marketing radius of approximately 25 to 50 miles, although in certain rural areas the marketing radius may be extended by a satellite storage location.

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

    The Partnership's CEG operations compete in the wholesale liquefied petroleum gas ("LPG") business, which includes propane, and is highly competitive. In addition, CEG provides marketing and risk management services in the natural gas and crude oil markets which are highly competitive. For the year ended June 30, 1999, the Partnership's CEG operations accounted for 77% of total revenue but less than 16% of the gross profit. The Partnership believes that its CEG operations provides it with a national presence and a reasonably secure, efficient supply base, and positions it well for expansion through acquisitions or start-up operations in new markets.

RISKS OF BUSINESS

    The Partnership's propane operations are subject to all the operating hazards and risks normally incident to handling, storing and transporting combustible liquids, such as the risk of personal injury and property damages caused by accident or fire.

    The Partnership's comprehensive general and excess liability policy provides coverage for losses of up to $105.0 million with a $250,000 deductible.

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

PERSONNEL

    As of August 31, 1999, the Partnership had 2,396 full-time employees, of whom 132 were general and administrative and 2,264 were operational employees. Fewer than 20 of the Partnership's employees were represented by labor unions. The Partnership believes that its relations with its employees are satisfactory. The Partnership generally hires seasonal workers to meet peak winter demand.

BUSINESS STRATEGY

    The principal elements of the Partnership's business strategy are to (i) extend and refine its existing service orientation, (ii) continue to pursue balanced growth through small and large acquisitions, internal growth at its existing customer service centers and start-ups of new customer service centers,
(iii) enhance the profitability of its existing operations by improving delivery efficiencies, use of entrepreneurially oriented local manager incentive programs, authorizing pricing decisions by the local manager and increased emphasis in non-propane activities to reduce weather dependency and (iv) capitalize on the Partnership's CEG marketing, supply and logistics business.

ITEM 2. PROPERTIES.

CORPORATE HEADQUARTERS

    The principal executive offices of the Partnership are located at 432 Westridge Drive, Watsonville, California 95076. These offices are leased through 2002. The accounting and administrative operations are centralized in Lebanon, Missouri. These offices are leased through 2006.

RETAIL/CUSTOMER SERVICE CENTERS

    The Partnership leases customer service centers and administrative office space under non-cancelable operating leases expiring at various times through 2015. These leases generally contain renewal options and require the Partnership to pay all executory costs (property taxes, maintenance and insurance). As of June 30, 1999, the Partnership operated 298 customer service centers.

    As of June 30, 1999, the Partnership operated bulk storage facilities with total propane storage capacity of approximately 57 million gallons, of which 3 million gallons are owned by the Partnership and 54 million gallons are leased. The Partnership does not own, operate or lease any underground propane storage facilities (excluding customer and local distribution tanks) or pipeline transportation assets (excluding local delivery systems).

DISTRIBUTION

    The Partnership purchases propane at refineries, gas processing plants, underground storage facilities, and pipeline terminals and transports the propane by railroad tank cars and tank trailer trucks to the Partnership's customer service centers, each of which has gas bulk storage capacity ranging from 30,000 to 120,000 gallons. The Partnership is a shipper on all major interstate LPG pipeline systems. The customer service centers have an aggregate storage capacity of approximately 18 million gallons of propane, and each service center has equipment for transferring the gas into and from the bulk storage tanks. The Partnership owns and operates 42 over-the-road tractors and 50 transport trailers to deliver propane and consumer tanks to its retail service centers and also relies on common carriers to deliver propane to its retail service centers.

    Deliveries to customers are made by means of approximately 900 bobtail trucks and approximately 950 other delivery and service vehicles owned by the Partnership. Propane is stored by the customers on their premises in stationary steel tanks generally ranging in capacity from 25 to 1,000 gallons, with large users having tanks with a capacity of up to 30,000 gallons. Most of the propane storage tanks used by the Partnership's residential and commercial customers are owned by the Partnership and leased, rented or loaned to customers. The Partnership owned approximately 85% of these customer storage tanks.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF UNITHOLDERS.

    No matters were submitted to a vote of Unitholders by the Partnership during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED UNITHOLDER MATTERS.

        Cornerstone Propane Partners, L.P. Common Units are traded on the New York Stock Exchange under the symbol CNO. The high and low trading prices for the following quarters were:

Fiscal Year 1999                                                       High              Low
----------------                                                       ----              ----
Quarter ended September 30                                             22 1/2           18 1/4
Quarter ended December 31                                              21 1/8           16
Quarter ended March 31                                                 19               15 5/8
Quarter ended June 30                                                  18 7/8           15 7/16

Fiscal Year 1998                                                       High              Low
----------------                                                       ----              ----

Quarter ended September 30                                             23 7/8           21 1/16
Quarter ended December 31                                              23 15/16         22 1/4
Quarter ended March 31                                                 23 3/8           20 1/2
Quarter ended June 30                                                  22 15/16         21

Fiscal Year 1997                                                       High              Low
----------------                                                       ----              ----

Quarter ended March 31                                                 22 3/8           20 7/8
Quarter ended June 30                                                  22 1/8           19 3/4

    As of September 22, 1999, there were approximately 16,075 holders of Common Units, including individual participants in security position listings.

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

    To enhance the Partnership's ability to make the Minimum Quarterly Distribution on the Common Units during the Subordination Period, each holder of Common Units will be entitled to receive the Minimum Quarterly Distribution, plus any arrearages thereon, before any distributions are made on the outstanding subordinated limited partner interests of the Partnership (the "Subordinated Units"). The Subordination Period will end and all Subordinated Units will convert if full distribution has occurred for both Common Units and Subordinated

Units for twelve consecutive quarters. Upon expiration of the Subordination Period, all Subordinated Units will convert to Common Units on a one-for-one basis and will thereafter participate pro rata with the other Common Units in distributions of Available Cash.

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

ITEM 6.  SELECTED FINANCIAL DATA.

CORNERSTONE

    The following table presents selected consolidated operating and balance sheet data of Cornerstone Propane Partners, L.P. and its subsidiary as of June 30, 1999, 1998 and 1997, and for the years ended June 30, 1999 and 1998, and the period from inception (December 17, 1996) to June 30, 1997. The financial data of the Partnership was derived from the Partnership's audited consolidated financial statements. The financial data set forth below should be read in conjunction with the Partnership's consolidated financial statements, together with the notes thereto, included in Item 8 of this report.

                       CORNERSTONE PROPANE PARTNERS, L.P.

                      (IN THOUSANDS, EXCEPT PER UNIT DATA)


                                                                                                         Period from
                                                                                                          Inception
                                                                                                        (December 17,
                                                                  Year Ended         Year Ended           1996) to
                                                                June 30, 1999       June 30, 1998       June 30, 1997
                                                                -------------       -------------       -------------
STATEMENT OF OPERATIONS DATA:

   Revenues                                                      $  1,154,608        $  768,129           $  389,630
   Cost of sales                                                      973,367           623,924               15,324
                                                                 ------------        ----------           ----------
   Gross profit                                                       181,241           144,205               74,306

   Operating, general and administrative expenses                     123,735            97,184               50,023
   Depreciation and amortization                                       27,253            18,246                8,519
                                                                 ------------        ----------           ----------

   Operating income                                                    30,253            28,775               15,764

   Interest expense                                                    25,033            19,222                9,944
                                                                 ------------        ----------           ----------

   Income before provision for income taxes                             5,220             9,553                5,820

   Provision for income taxes                                              47               127                   64
                                                                 ------------        ----------           ----------

   Net income                                                    $      5,173        $    9,426           $    5,756
                                                                 ------------        ----------           ----------
                                                                 ------------        ----------           ----------
BALANCE SHEET DATA:                                                  1999               1998                1997
                                                                     ----               ----                ----
   (As of June 30)
   Current assets                                                   $  91,089        $   53,221           $   50,461
   Total assets                                                       781,244           572,511              521,193
   Current liabilities                                                 71,063            51,595               40,942
   Long-term debt (including current maturities)                      398,940           240,938              237,268
   Partners' capital                                                  315,527           279,594              243,929

OPERATING DATA:

   Capital expenditures (including acquisitions)                    $ 175,285        $   30,096           $    3,754
   EBITDA(a)                                                           57,506            47,021               24,283
   Limited Partners' net income per unit                                  .23               .50                  .34
   Retail propane gallons sold                                        261,600           235,000              213,700

(a) EBITDA consists of net income before interest, income taxes, depreciation and amortization. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow, and it is not a measure of performance or financial condition under generally accepted accounting principles, but it provides additional information for evaluating the Partnership's ability to distribute the Minimum Quarterly Distribution and to service and incur indebtedness. Cash flows in accordance with generally accepted accounting principles consist of cash flows from operating, investing and financing activities; cash flows from operating activities reflect net income (including charges for interest and income taxes, which are not reflected in EBITDA), adjusted for noncash charges or income (which are reflected in EBITDA) and changes in operating assets and liabilities (which are not reflected in EBITDA). Further, cash flows from investing and financing activities are not included in EBITDA.

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

                                                   Synergy Group Incorporated                          Syn Inc.
                                            ------------------------------------------      --------------------------
                                                                              Four and      Ten and         Five and
                                                                              One-Half      One-Half        One-Half
                                                                               Months        Months          Months
                                               Fiscal Year Ended March 31,     Ended         Ended           Ended
                                               ---------------------------   August 14,     June 30,      December 16,
                                               1994             1995            1995          1996            1996
                                               ----             ----         ----------     --------     -------------
                                                                         (In Thousands)
STATEMENT OF OPERATIONS
   DATA:
     Revenues                            $   133,731       $   123,562      $    32,179   $    96,062      $   44,066
     Cost of product sold                     63,498            59,909           15,387        46,187          23,322
     Gross profit                             70,233            63,653           16,792        49,875          20,744
     Depreciation and
         amortization                          5,170             5,100            1,845         3,329           1,904
     Operating income (loss)                   3,609            (2,291)          (6,660)       14,520           3,769
     Interest expense                         13,126            11,086            3,223         5,584           3,311
     Provision (benefit) for income
         Taxes                                  (400)              (84)              31         3,675             298
     Net income (loss)                       (11,615)          (13,417)          (9,813)        5,261             160

                                                   Synergy Group Incorporated                          Syn Inc.
                                            ------------------------------------------      --------------------------
                                                                              Four and      Ten and         Five and
                                                                              One-Half      One-Half        One-Half
                                                                               Months        Months          Months
                                               Fiscal Year Ended March 31,     Ended         Ended           Ended
                                               ---------------------------   August 14,     June 30,      December 16,
                                               1994             1995            1995          1996            1996
                                               ----             ----         ----------     --------     -------------
                                                                         (In Thousands)
BALANCE SHEET DATA
   (END OF PERIOD)
     Current assets                      $    31,149       $    27,542      $    21,501   $    59,027      $   21,271
     Total assets                            111,914           103,830           96,500       166,762         174,140
     Current liabilities                     161,360           109,685          119,546        34,850           9,139
     Total debt                              122,626            92,717           89,541        79,524          84,585
     Redeemable preferred stock                   --                --               --        55,312          55,312
     Stockholders' equity (deficit)          (55,424)          (15,762)         (25,576)       (1,899)         (5,617)

OPERATING DATA:
   EBITDA (a)                            $     8,779       $     2,809      $    (4,815)  $    17,849      $    5,673
   Capital expenditures                        3,141             3,737              596         8,708           3,751
   Retail propane gallons sold               137,937           126,205           27,282        92,621          39,468

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

                                                                                 Empire Energy
                                                              --------------------------------------------------------
                                                                                                            Five and
                                                                                                            One-Half
                                                                                                             Months
                                                                    Fiscal Year Ended June 30,                Ended
                                                              ---------------------------------------     December 16,
                                                                  1994          1995          1996            1996
                                                                  ----          ----          ----        ------------
                                                                                  (In Thousands)
STATEMENT OF OPERATIONS
   DATA
     Revenues                                                 $    60,216   $    56,689   $    98,821      $   43,201
     Cost of product sold                                          28,029        26,848        50,080          23,310
     Gross profit                                                  32,187        29,841        48,741          19,891
     Depreciation and amortization                                  4,652         4,322         5,875           2,929
     Operating income                                               6,015         1,084         9,846           3,567
     Interest expense                                                 118            39         2,598           3,621
     Provision for income taxes                                     2,400           600         3,550              32
     Net income (loss)                                              3,497           445         3,698             (86)
BALANCE SHEET DATA:
   (END OF PERIOD)
     Current assets                                           $     9,292   $     9,615   $    16,046      $   27,491
     Total assets                                                  64,734        69,075       107,102         183,046
     Current liabilities                                            2,697         4,277        12,126          11,210
     Long-term debt                                                   135         1,701        25,442         111,853
     Stockholders' equity                                          46,111        46,535        50,233          15,922
OPERATING DATA:
   EBITDA (a)                                                 $    10,667   $     5,406   $    15,721      $    6,496
   Capital expenditures                                             4,058         8,365        39,164           2,823
   Retail propane gallons sold                                     67,286        62,630       104,036          40,847

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

                                                                                      Coast
                                                              --------------------------------------------------------
                                                                                                            Four and
                                                                                                            One-Half
                                                                                                             Months
                                                                    Fiscal Year Ended July 31,                Ended
                                                              ---------------------------------------     December 16,
                                                                  1994          1995          1996            1996
                                                                  ----          ----          ----        ------------
                                                                                  (In Thousands)
STATEMENT OF OPERATIONS
   DATA
     Revenues                                                $   242,986   $   266,842   $   384,354      $  185,460
     Cost of product sold                                        214,632       234,538       351,213         173,155
     Gross profit                                                 28,354        32,304        33,141          12,305
     Depreciation and amortization                                 3,282         3,785         4,216           1,604
     Operating income                                              3,843         4,535         4,044             122
     Interest expense                                              4,029         5,120         5,470           2,238
     Benefit for income taxes                                        (28)         (202)         (473)           (748)
     Net loss (a)                                                   (158)         (889)         (953)         (1,368)

BALANCE SHEET DATA:
   (END OF PERIOD)
     Current assets                                          $    29,150   $    33,676    $   35,297      $   49,392
     Total assets                                                 93,559       101,545       106,179         119,066
     Current liabilities                                          31,178        27,605        37,849          48,254
     Long-term debt                                               31,080        46,021        41,801          46,245
     Mandatorily redeemable securities                             8,874         7,781         8,559           8,675
     Stockholders' equity                                          7,661         7,853         6,098           4,614
OPERATING DATA (UNAUDITED):
   EBITDA (b)                                                $     7,125   $     8,320    $    8,260      $    1,726
   Capital expenditures (c)                                        4,451         5,581         6,060           1,503
   Retail propane gallons sold                                    30,918        36,569        34,888          13,380

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

GENERAL

         The Partnership is a Delaware limited partnership formed in October 1996 to own and operate the propane businesses and assets of SYN Inc. and its subsidiaries ("Synergy"), Empire Energy Corporation and its subsidiaries ("Empire"), and CGI Holdings, Inc. and its subsidiaries ("Coast"). The Partnership's two principal business segments are its retail and Coast Energy Group ("CEG") operations. The Partnership believes it is the fourth largest retail marketer of propane in the United States, serving more than 460,000 residential, commercial, industrial and agricultural customers from 298 customer service centers in 34 states.

         Because a substantial portion of the Partnership's propane is used in the weather-sensitive residential markets, the heating degree days in the Partnership's areas of operations, particularly during the six-month peak-heating season, have a significant effect on the financial performance of the Partnership. Heating degree days are a general indicator of weather impacting propane usage and are calculated by taking the difference between 65 degrees and the average temperature of the day (if less than 65 degrees). Warmer-than-normal temperatures will generally result in reduced propane use.

         Gross profit margins are not only affected by weather patterns but also by changes in customer mix. For example, sales to residential customers ordinarily generate higher margins than sales to other customer groups, such as commercial or agricultural customers. In addition, gross profit margins vary by geographic region. Accordingly, gross profit margins could vary significantly from year to year in a period of identical sales volumes.

ANALYSIS OF HISTORICAL RESULTS OF OPERATIONS

         The following discussion compares the results of operations and other data of Cornerstone for the years ended June 30, 1999, 1998, and the pro forma year ended June 30,

1997. The pro forma consolidated statement of income was prepared to reflect the effects of the Partnership's December 17, 1996 Initial Public Offering ("IPO") as if it had been completed in its entirety as of July 1, 1996.

                                                                                                    Pro Forma
Years Ended June 30, thousands of dollars                        1999              1998                1997
                                                                 ----              ----                ----
Revenues                                                     $ 1,154,608          $768,129           $664,197
Cost of sales                                                    973,367           623,924            534,892
                                                             -----------          --------           --------

Gross profit                                                     181,241           144,205            129,305
Operating, general and administrative
         expenses                                                123,735            97,184             88,264
Depreciation and amortization                                     27,253            18,246             15,073
                                                             -----------          --------           --------

Operating income                                                  30,253            28,775             25,968
Interest expense                                                  25,033            19,222             18,215
Provision for income taxes                                            47               127                109
                                                             -----------          --------           --------

Net income                                                   $     5,173          $  9,426           $  7,644
                                                             -----------          --------           --------
                                                             -----------          --------           --------

FISCAL 1999 COMPARED TO FISCAL 1998:

         In fiscal 1999, Cornerstone consummated fifteen retail acquisitions, which in aggregate will add approximately 65.0 million annual retail gallons and 83,700 customers, compared to fiscal 1998 which included eleven retail acquisitions with 23,000 customers and over 17.0 million annual gallons. In December 1998, Cornerstone acquired Propane Continental, Inc., the nation's 19th largest distributor of propane gas, which added approximately 60,000 customers, 34 service centers in eleven states and 50.0 million annual retail gallons. During fiscal 1999, CEG's acquisitions included Propane Continental, Inc.'s wholesale business as well as two other acquisitions in Calgary, Canada.

         In fiscal 1999, Cornerstone sold 261.6 million retail propane gallons, an increase of 26.6 million gallons or 11.3% from the 235.0 million retail propane gallons sold in fiscal 1998. The increase in retail volume was attributable to acquisitions, which added 32.6 million gallons. Excluding acquisitions, retail volumes were down, with increases in customer base being more than offset by the warmer weather conditions. Temperatures during the heart of the heating season (October through February) were 18% warmer than normal and 12% warmer than last year. The heating season for fiscal 1999 was the warmest on record in the last 104 years, since weather records have been maintained, a fact both noted and felt by the Partnership.

         Revenues increased by $386.5 million or 50.3% to $1,154.6 million in fiscal 1999, as compared to $768.1 million in fiscal 1998. This increase was attributable to an increase in CEG's revenues of $364.8 million or 69.5% to $890.0 million in fiscal 1999, as compared to $525.2 million in fiscal 1998, due primarily to CEG's business acquisitions consummated during fiscal 1999. Revenues for the retail business increased by $21.7 million or 8.9% to $264.6 million in fiscal 1999, as compared to $242.9 million in fiscal 1998. This increase in retail revenues was due to acquisitions, offset to some extent by lower gallon sales associated with a warmer than normal retail heating season and lower selling prices related to lower fuel costs.

         Cost of sales increased by $349.5 million or 56.0% to $973.4 million in fiscal 1999, as compared to $623.9 million in fiscal 1998. The increase in cost of sales was due to higher CEG volumes. As a percentage of revenues, cost of sales increased to 84.3% in fiscal 1999, as compared to 81.2% in fiscal 1998. This increase is due to acquisitions and internal growth in the CEG business segment, which has a higher cost of sales to revenue ratio.

         Gross profit increased by $37.0 million or 25.7% to $181.2 million in fiscal 1999, as compared to $144.2 million in fiscal 1998. This increase was due primarily to acquisitions and increases in retail fuel margins offset to some extent by lower retail volumes associated with the abnormally mild fiscal 1999 heating season.

         Operating, general and administrative expenses increased by $26.5 million or 27.3% to $123.7 million in fiscal 1999, as compared to $97.2 million in fiscal 1998. This increase was related primarily to acquisitions, with some additional costs required to support the increased business growth. As a percentage of revenues, operating, general and administrative expenses decreased to 10.7% in fiscal 1999, as compared to 12.7% in fiscal 1998. Depreciation and amortization increased $9.1 million or 50.0% to $27.3 million in fiscal 1999, as compared to $18.2 million in fiscal 1998. This increase was primarily due to the additional amortization and depreciation expense associated with newly acquired businesses.

         Operating income increased $1.5 million or 5.1% to $30.3 million for fiscal 1999, as compared to $28.8 million for fiscal 1998. This increase was primarily the result of the increased gross profit described above, partially offset by the increased operating, general and administrative expenses also described above.

        Interest expense increased by $5.8 million or 30.2% to $25.0 million in fiscal 1999, as compared to $19.2 million in fiscal 1998. The increase was due to higher borrowings related to business acquisitions.

         Net income decreased $4.2 million or 44.7% to $5.2 million in fiscal 1999, as compared to $9.4 million in fiscal 1998, as a result of the factors outlined above. Total earnings before interest, taxes, depreciation and amortization ("EBITDA") increased by $10.5 million or 22.3% to $57.5 million for fiscal 1999, as compared to $47.0 million for fiscal 1998. The increase in EBITDA is due to the earnings contributions from acquisitions, partially offset by lower volumes due to warmer winter weather. Retail operations contributed approximately 23% of the revenue and 85% of the EBITDA from operations for fiscal 1999.

         EBITDA should not be considered as an alternative to net income (as an indication of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) but provides additional information to evaluate the Partnership's ability to distribute the Minimum Quarterly Distribution.

FISCAL 1998 COMPARED TO PRO FORMA 1997:

         In fiscal 1998, Cornerstone sold 235.0 million retail propane gallons, an increase of 21.3 million gallons or 10.0% from the 213.7 million retail propane gallons sold in fiscal 1997. The increase in retail volume was primarily attributable to acquisitions, which added 22.0 million gallons. Excluding acquisitions, retail volumes were flat, with increases in customer base being offset by the warmer weather conditions attributable to the El Nino winter weather pattern. The heating season for 1998 was the third warmest on record in the last 104 years, since weather records were maintained, which negatively impacted retail sales volumes and profits.

         Revenues increased by $103.9 million or 15.6% to $768.1 million in fiscal 1998, as compared to $664.2 million in fiscal 1997. This increase was attributable to an increase in CEG's revenues of $124.5 million or 31.1% to $525.2 million in fiscal 1998, as compared to $400.7 million in fiscal 1997, due primarily to higher volumes which were offset by lower selling prices. Revenues for the retail business declined by $20.6 million or 7.8% to $242.9 million in fiscal 1998, as compared to $263.5 million in fiscal 1997, as a result of lower product selling prices, partially offset by higher gallons.

         Cost of sales increased by $89.0 million or 16.6% to $623.9 million in fiscal 1998, as compared to $534.9 million in fiscal 1997. The increase in cost of sales was due to higher CEG volumes. As a percentage of revenues, cost of sales increased to 81.2% in fiscal 1998, as compared to 80.5% in fiscal 1997, due to higher growth in the CEG business segment, which has a higher cost of sales to revenue ratio.

         Gross profit increased $14.9 million or 11.5% to $144.2 million in fiscal 1998, as compared to $129.3 million in fiscal 1997, primarily due to acquisitions.

         Operating, general and administrative expenses increased by $8.9 million or 10.1% to $97.2 million in fiscal 1998, as compared to $88.3 million in fiscal 1997. This increase was related primarily to acquisitions, with some additional costs required to support the increased business growth. As a percentage of revenues, operating, general and administrative expenses decreased to 12.7% in fiscal 1998, as compared to 13.3% in fiscal 1997. Depreciation and amortization increased $3.1 million or 20.5% to $18.2 million in fiscal 1998, as compared to $15.1 million in fiscal 1997, due to the additional depreciation and amortization expense related to acquisitions.

         Operating income increased $2.8 million or 10.8% to $28.8 million in fiscal 1998, as compared to $26.0 million in fiscal 1997. This increase was primarily the result of the increased gross profit described above, partially offset by the increased operating, general and administrative expenses also described above.

         Interest expense increased by $1.0 million or 5.5% to $19.2 million in fiscal 1998, as compared to $18.2 million in fiscal 1997 due to higher borrowings in the current period related to business acquisitions.

         Net income increased $1.8 million or 23.7% to $9.4 million in fiscal 1998, as compared to $7.6 million in fiscal 1997. This increase reflects the increased operating income discussed above, partially offset by increased depreciation, amortization and interest costs. Total EBITDA increased by $6.0 million or 14.6% to $47.0 million for fiscal 1998, as compared to $41.0 million for fiscal 1997. The increase in EBITDA reflects the increased operating income discussed above. Retail operations contributed approximately 32% of the revenue and 91% of the EBITDA from operations for fiscal year 1998.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATING AND INVESTING ACTIVITIES.

FISCAL 1999:

         Cash provided by operating activities during 1999 totaled $27.0 million. Cash flow from operations included net income of $5.2 million and non-cash charges of $27.4 million for the period, comprised of depreciation expense, amortization expense, foreign currency revaluation and the loss on sale of assets. The impact of working capital changes decreased cash flow by approximately $5.6 million.

         Cash used in investing activities for 1999 totaled $175.3 million, which was principally used for acquisitions and, to a lesser extent, for purchases of property and equipment. The acquisition of Propane Continental, Inc. was the largest component of the cash used for investing activities, comprising approximately 73% of cash used in investing activities in fiscal 1999. Cash provided by financing activities was $148.1 million for 1999. This amount reflects funds from a secondary offering of Common Units, net borrowings on the Working Capital Facility, and the issuance of additional Senior Notes, partially offset by the payment of Partnership quarterly distributions.

FISCAL 1998:

         Cash provided by operating activities during 1998 totaled $24.9 million. Cash flow from operations included net income of $9.4 million and non-cash charges of $17.5 million for the period, comprised of depreciation and amortization expense and the gain on sale of assets. The impact of working capital changes decreased cash flow by approximately $2.0 million.

         Cash used in investing activities for 1998 totaled $30.1 million, which was principally used for acquisitions and purchases of property and equipment. Cash provided by financing activities was $6.2 million for 1998. This amount reflects funds from a secondary offering of Common Units and net borrowings on the Working Capital Facility, partially offset by the payment of Partnership distributions.

FINANCING AND SOURCES OF LIQUIDITY:

          Financing of investments in acquisitions and property, plant and equipment had been obtained through a balanced funding approach which included issuance of additional Common Units, placement of Senior Notes and utilization of bank credit facility advances.

         In October 1998, the Partnership filed a Form S-3 registration statement covering the proposed issuance of 3,487,500 Common Units for general corporate purposes, which may include acquisitions, working capital, expansion of the Partnership's propane business by internal growth and repayment of indebtedness. In December 1998, the Partnership issued 3.1 million additional Common Units as part of the funding for the Propane Continental, Inc. acquisition. Approximately 387,500 units are available for issuance under this registration statement as of June 30, 1999.

         Additionally, approximately 454,000 units were issued in fiscal 1999 to the selling shareholders of Propane Continental, Inc. and other acquired businesses, which did not require the use of cash.

         In June 1999, Cornerstone Propane Partners, L.P. (the "Master Limited Partnership") issued $45.0 million of Senior Notes with a fixed annual interest rate of 10.26% pursuant to note purchase agreements with various investors. These notes were issued principally to fund various acquisitions and for general corporate purposes. These notes mature on June 30, 2009, and require semi-annual interest payments each December 31 and June 30. The Note Agreement requires that the principal be paid in equal annual installments of $9.0 million starting June 30, 2005.

         In December 1998, Cornerstone Propane, L.P. (the "Operating Partnership") issued $85.0 million of Senior Notes with a fixed annual interest rate of 7.33% pursuant to note purchase agreements with various investors. The proceeds from these notes were principally related to the Propane Continental, Inc. acquisition. These notes mature on January 31, 2013, and require semi-annual interest payments each January 31 and July 31. The Note Agreement requires that the principal be paid in equal annual installments of $9.4 million starting January 31, 2005.

         In addition to the Senior Notes mentioned above, the Operating Partnership had previously issued $220.0 million of Senior Notes with a fixed annual interest rate of 7.53% pursuant to note purchase agreements with various investors. These notes were issued in conjunction with the IPO in December 1996. These notes mature on December 30, 2010, and require semi-annual interest payments each December 30 and June 30. The Note Agreement requires that the principal be paid in equal annual installments of $27.5 million starting December 30, 2003.

         During fiscal 1999, the Operating Partnership entered into a refunding credit agreement (the "Refunding Credit Agreement") which principally modified the allocation of funds available for working capital and acquisition needs and revised some of the debt covenants from the previous agreement. The Refunding Credit Agreement has a working capital facility (the "Working Capital Facility") and an acquisition facility (the "Acquisition Facility"). The Working Capital Facility provides for revolving borrowings up to $75 million (including a $20 million sublimit for letters of credit) and matures on November 30, 2001. The Refunding Credit Agreement provides that there must be no amount outstanding under the Working Capital Facility (excluding letters of credit) in excess of $10 million for at least 30 consecutive days during each fiscal year. At June 30, 1999, $18.1 million was outstanding under the Working Capital Facility. Issued outstanding letters of credit totaled $12.8 million at June 30, 1999. The Acquisition Facility provides the Operating Partnership with the ability to borrow up to $35 million to finance propane business acquisitions. The Acquisition Facility operates as a revolving facility through November 30, 2001. There were no amounts outstanding on the Acquisition Facility at June 30, 1999. Both the Working Capital Facility and the Acquisition Facility can be extended one year upon approval of the banks. The Acquisition Facility can be converted to a two year term note beginning on November 30, 2001. At June 30, 1999, the applicable base and Eurodollar rates were 8.50% and 6.81%, respectively. In addition, an annual fee is payable quarterly by the Operating Partnership (whether or not borrowings occur) ranging from .25% to .50% depending upon coverage ratios.

         The Operating Partnership's obligations under the Senior Notes and Refunding Credit Agreements and the Master Limited Partnership's obligations are secured by a security interest in the Partnership's inventory, accounts receivable and propane storage tanks. The Notes and Refunding Credit Agreements contain various terms and covenants including financial covenants with respect to debt and interest coverage and limitations, among others, on the ability of the Partnership and its subsidiaries to incur additional indebtedness, create liens, make investments and loans, sell assets and enter into mergers, consolidations or sales of all or substantially all assets. The Operating Partnership and Master Limited Partnership were in compliance with all terms and covenants at June 30, 1999.

MARKET RISK

         The Partnership has limited exposure to technology risk, credit risk, interest rate risk, foreign currency risk and commodity price risk.

         STRATEGIES AND PROCEDURES - In the normal course of business, the Partnership employs various strategies and procedures to manage its exposure to changes in interest rates, fluctuations in the value of foreign currencies and changes in commodity prices.

         CONCENTRATION OF CREDIT RISK - The Partnership's trade receivables and short-term investments do not represent significant concentration of credit risk at June 30, 1999, due to the wide variety of customers and markets in which the Partnership's products and services are sold. None of the Partnership's customers account for more than 10% of the Partnership's revenue or receivable balances at June 30, 1999. Short-term investments at any single financial institution account for less than 10% of the Partnership's current assets.

         COMMODITY PRICE RISK - Commodity price risk arises from the risk of price changes in the commodities that the Partnership buys and sells and as a consequence of providing price risk management services to customers. Futures and forward contracts are utilized to alter the Partnership's exposure to price fluctuations related to the purchase of propane, natural gas and crude oil. If commodity prices changed by 5%, the impact on open positions at June 30, 1999 would be approximately $0.3 million. In the past, price changes have generally been passed along to the Partnership's customers to maintain gross margins, mitigating the commodity price risk. The Partnership enters into hedging instruments to lock into purchases when prices are deemed favorable by management.

         INTEREST RATE RISK - Interest rate risk arises from having variable rate debt obligations, as changing interest rates impact the Partnership's future cash flows and net income. The

Partnership's objective in managing its exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve this objective, the Partnership maintains the majority of its debt in fixed rate instruments and periodically places some of its floating rate debt under short-term fixed rate Eurodollar loans. On the Partnership's variable rate debt, a change in interest rates of one percentage point would change interest expense by approximately $0.3 million.

         FOREIGN CURRENCY EXCHANGE RATE RISK - Foreign currency rate risk arises from the Partnership's Canadian operations. The Partnership's objective in managing the exposure to foreign currency fluctuations is to reduce earnings and cash flow volatility associated with foreign exchange rate changes and to allow management to focus its attention on its core business issues and activities. Accordingly, the Partnership enters into various contracts that change in value as foreign exchange rates change to protect the value of existing foreign currency assets, liabilities and foreign currency sales. If foreign exchange rates changed by 5%, projected earnings would change by approximately $0.1 million due to the translation of earnings in foreign currencies.

It is the Partnership's policy to enter into interest rate and foreign currency transactions only to the extent considered necessary to meet its objectives as stated above. The Partnership does not enter into interest or foreign currency transactions for speculative purposes.

YEAR 2000 READINESS DISCLOSURE

         The Year 2000 issue is the result of computer programs using only the last two digits to indicate the year. If uncorrected, such computer programs will not be able to interpret dates correctly beyond the year 1999 and, in some cases prior to that time (as some computer experts believe), which could cause computer system failures or other computer errors disrupting business operations. Recognizing the potentially severe consequences of the failure to be Year 2000 compliant, the Partnership's management has developed and implemented a company-wide program to identify and remedy the Year 2000 issues. A project team, consisting of the Partnership's Director of Information Systems and the Partnership's key IS managers who supervise operations at each of the Partnership's three main regional facilities in California, Missouri and Texas, together with the Chief Information Officer of Northwestern Corporation, the Managing General Partner's parent corporation, was created to manage the Partnership's Year 2000 issues, enabling a smooth transition into the Year 2000. The project team reports directly to executive management who have assigned a high priority to such efforts within the Partnership.

         The scope of the Partnership's Year 2000 readiness program includes the review and evaluation of (i) the Partnership's information technology ("IT") such as hardware and software utilized in the operation of the Partnership's business; (ii) the Partnership's non-IT systems or embedded technology such as micro-controllers contained in various equipment and facilities; and (iii) the readiness of third parties, including customers, suppliers and other key vendors to the Partnership, and the electronic data interchange ("EDI") with those key third parties. If needed modifications and conversions are not made on a timely basis, the Year 2000 issue could have a material adverse effect on the Partnership's operations.

         The Partnership is currently using internal and external resources to identify, correct and test large quantities of lines of application software code for systems that were developed internally. Remediation of these systems is scheduled for completion in October 1999 except for the Partnership's Retail Information System, consisting principally of its billing and accounts receivable systems, which is already Year 2000 compliant. Since January 1997, the Partnership has been converting its old billing system installed at each of the approximately 300 customer service centers to the new Retail Information System. Currently, approximately 95% of the Partnership's customer service centers are running the new system, with the roll-out to the balance of the centers scheduled to be completed in October 1999.

         Software developed externally has been evaluated for Year 2000 compliance and is being upgraded or replaced. The Partnership's NT-platform-based year 2000 compliant financial system was installed in January 1999. The new financial system encompasses general ledger, accounts payable and fixed assets. Remediation efforts for sub-systems integrated with the financial system are scheduled for completion in October 1999. The Partnership's oil and gas systems are being replaced with a year 2000 compliant third party vendor solution. Scheduled completion date for this project is November 1999. The Partnership is using this process as an opportunity to upgrade and enhance its information systems.

         In addition to internal Year 2000 remediation activities, the Partnership has contacted key suppliers, vendors and customers to determine their readiness for the Year 2000, surveying each of them about their compliance and contingency plans to supply the Partnership upon the approach and arrival of the Year 2000. While none of the Partnership's products are directly date sensitive, the supply and transportation of propane gas products are dependent upon companies whose own systems may need to be Year 2000 compliant. If third parties do not convert their systems in a timely manner and in a way compatible with the Partnership's systems, the arrival of the Year 2000 could have an adverse effect on Partnership operations. The Partnership believes that its actions with key suppliers, vendors and customers minimizes these risks. Furthermore, no single customer accounts for more than 10% of the Partnership's consolidated gross profits, thus mitigating the adverse risk to the Partnership's business if some but not all customers are not Year 2000 compliant. Also, only a minimal number of transactions are conducted through EDI.

         The Partnership's primary focus has been directed at resolving the Year 2000 problem. While the Partnership expects its internal IT and non-IT systems to be Year 2000 compliant by the dates specified, the Partnership has developed a contingency plan specifying what the Partnership will do if it or important third parties are not Year 2000 compliant by the required dates. A majority of such a contingency plan is based on manual back-up systems, procedures and practices.

         Through June 30, 1999, the Partnership estimates that incremental costs of approximately $1.7 million have been incurred and expensed related to Year 2000 issues. Since many systems are being modified to provide significant enhanced capabilities, the Year 2000 expenses have not been nor are planned to be specifically tracked. The current estimated additional cost to complete remediation is expected to be less than $0.3 million. The Partnership expects that a portion of these costs will be capitalized, as they are principally related to adding new software applications and functionality. Other costs will continue to be expensed as incurred.

         The Partnership's current estimates of the amount of time and costs necessary to remediate and test its computer systems are based on the facts and circumstances existing at this time. The estimates were made using assumptions of future events including the continued availability of existing resources, Year 2000 modification plans, implementation success by third-parties, and other factors. New developments may occur that could affect the Partnership's estimates of the amount of time and costs necessary to modify and test its IT and non-IT systems for Year 2000 compliance. These developments include, but are not limited to; (i) the availability and cost of personnel trained in this area, (ii) the ability to locate and correct all relevant computer codes and equipment and (iii) the planning and Year 2000 compliance success that key suppliers, vendors and customers attain.

         In October 1998, President Clinton signed into law the Year 2000 Readiness Disclosure Act. The Partnership intends to obtain the benefits of the Act's protections by implementing certain procedures described in that Act.

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

INFLATION AND ECONOMIC TRENDS

         Although its operations are affected by general economic trends, the Partnership does not believe that inflation had a material effect on the results of its operations during the past three fiscal years.

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


Name                                       Age                 Position with Managing General Partner
----                                       ---                 --------------------------------------
Merle D. Lewis                              51                 Chairman of the Board of Directors
Richard R. Hylland                          38                 Vice Chairman of the Board of Directors
Keith G. Baxter                             50                 President, Chief Executive Officer and
                                                                    Director
Charles J. Kittrell                         59                 Executive Vice President, Chief
                                                               Operating Officer and Secretary
Ronald J. Goedde                            50                 Executive Vice President, Chief Financial
                                                                    Officer and Treasurer
Vincent J. Di Cosimo                        41                 Executive Vice President
William L. Woods                            49                 Vice President
Paul Christen                               70                 Director
Kurt Katz                                   66                 Director
Daniel K. Newell                            42                 Director


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

ITEM 11.  EXECUTIVE COMPENSATION.

    The following table provides compensation information from commencement of operations through the year ended June 30, 1999, for the Chief Executive Officer and for each of the four other most highly compensated executive officers of the Managing General Partner whose total compensation exceeded $100,000 for the most recent fiscal period.

                           SUMMARY COMPENSATION TABLE

                                             Annual Compensation                                 Long Term
                                       ---------------------------------                        Compensation
                                                           Bonus                                    on
                                                 -----------------------         Other          Restricted
                                                 Acquisition     Other          Annual             Unit           All Other
Name and Principal Position   Year     Salary    Incentive(1)   Bonus(2)    Compensation(3)       Awards(4)    Compensation(5)
---------------------------   ----     ------    ------------   --------    ---------------       ---------    ---------------
Keith G. Baxter               1999     $313,958      $924,785    $256,947           $135,000        $300,000            $81,120
Chief Executive Officer       1998      191,485       590,814      60,000            135,000              --             11,059
                              1997      108,333       364,670      25,000             67,500       2,800,000              3,683

Charles J. Kittrell           1999      219,375       633,543      28,000             65,000         200,000             55,845
Chief Operating Officer       1998      155,283       393,876      30,000              5,000              --             10,125
                              1997       88,125       243,113      15,000              3,500       1,600,000              4,256

Ron J. Goedde                 1999      172,917       579,201      31,900             40,000         200,000             40,368
Chief Financial Officer       1998      145,171       328,230      35,000             40,000              --              6,143
                              1997       79,192       202,594      15,000             20,000       1,600,000              2,998

Vincent J. Di Cosimo          1999      184,771            --     777,233             25,000         150,000             39,342
Senior Vice President         1998      159,933            --     245,000             25,000              --              5,003
                              1997       81,250            --     175,000             12,500       1,000,000              2,333

William L. Woods              1999      164,690       356,518      36,000                 --          60,000             31,959
   Vice President             1998      130,495       187,560      40,000                 --         300,000              3,179
                              1997       62,292       115,766      50,000                 --              --                 --


(1) Reflects amounts awarded under the Acquisition Incentive Plan for Messrs. Baxter, Kittrell, Goedde and Woods. See "Incentive Plans."

(2) Reflects (a) bonus paid under the Annual Operating Incentive Plan payable to Messrs. Baxter, Kittrell, Goedde, Di Cosimo and Woods; (b) the bonus payable to Mr. Di Cosimo under the Coast Energy Group Bonus Plan;
     (c) the amounts vested under the CEG Stock Appreciation Rights Plan to Mr. Baxter and Mr. Di Cosimo; and (d) a one-time special consolidating bonus awarded to Messers. Baxter, Kittrell, Goedde and Woods in 1997. See "Incentive Plans."

(3) Reflects the Management Fees payable to Messrs. Baxter, Kittrell, Goedde and Di Cosimo in connection with the acquisition of Empire Energy and Coast by Northwestern Growth. See "Employment Agreements."

(4) The total number of restricted Common Units and their aggregate market value as of June 30, 1999, were: Mr. Baxter, 148,286 Common Units valued at $2,613,546; Mr. Kittrell,

     86,159 Common Units valued at $1,518,550; Mr. Goedde, 85,159 Common Units valued at $1,518,550; Mr. Di Cosimo, 55,095 Common Units valued at $971,049 and Mr. Woods, 16,360 Common Units valued at $288,350. Amounts listed in the table are units valued at time of issuance. There were no payouts under the Restricted Unit Plan during the fiscal period ended June 30, 1999.

(5) The "All Other Compensation" category reflects (a) the Managing General Partner's matching contributions to its 401(k) Plan; (b) amounts vested in the Supplemental Executive Retirement Plan; and (c) payments for life and disability insurance. Amounts relate to all Executives listed. See "Employment Agreements".

EMPLOYMENT AGREEMENTS

        The Managing General Partner has entered into employment agreements (the "Employment Agreements") with each of Keith G. Baxter, Charles J. Kittrell, Ronald J. Goedde and Vincent J. Di Cosimo and William L. Woods (the "Executives").

    Pursuant to the Employment Agreements, Messrs. Baxter, Kittrell, Goedde, Di Cosimo and Woods serve as President and Chief Executive Officer, Executive Vice President and Chief Operating Officer, Executive Vice President and Chief Financial Officer, Senior Vice President and Vice President, respectively, of the Managing General Partner. Each of the Employment Agreements has a term of three years from July 1, 1998, unless sooner terminated as provided in the Employment Agreements. The Employment Agreements provide for an annual base salary of $300,000, $210,000, $165,000, $185,000 and $165,000 for each of Messrs. Baxter, Kittrell, Goedde, Di Cosimo and Woods, respectively, subject to such increases as the Board of Directors of the Managing General Partner may authorize from time to time, plus a fee for each of the Executives of approximately $135,000, $65,000, $40,000, $25,000 and $0, respectively, per year for three years related to the acquisition of Empire Energy and Coast by Northwestern Growth (the "Management Fee"). In addition, the Managing General Partner pays for a $725,000 life insurance policy for Mr. Baxter and $410,000 life insurance policies for each of Messrs. Kittrell, Goedde and Di Cosimo and $250,000 for Mr. Woods. Each of the Executives participates in the Annual Operating Performance Incentive Plan of the Managing General Partner and Messrs. Baxter, Kittrell, Goedde and Woods participate in the New Acquisition Incentive Plan of the Managing General Partner (together with the Annual Operating Performance Incentive Plan, the "Plans") as described below. Messrs. Baxter and Di Cosimo participate in the Coast Energy Group Stock Appreciation Rights Plan. The Executives are also entitled to participate in such other benefit plans and programs as the Managing General Partner may provide for its employees in general (the "Other Benefit Plans").

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

    A Fundamental Change is defined in the Employment Agreements to have occurred (i) if the Executive's duties, authority, responsibilities and/or compensation is reduced without performance or market-related justification;
(ii) if the Executive's primary office is moved more than 50 miles from Watsonville, California (or, with respect to Mr. Di Cosimo, Houston, Texas) without his consent; (iii) if the Partnership disposes of business and assets which reduce the annual EBITDA of the Partnership below 70% of the annual EBITDA level existing at the time employment commenced; or (iv) if securities representing 10% of the voting power in elections of directors of NOR become beneficially owned by any party or group or other prescribed events occur constituting a change of control of NOR.

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

    The Managing General Partner has an Acquisition Incentive Plan, which provides for bonuses to participants in the plan (who will be determined by the Board of Directors of the Managing General Partner from time to time and who will include the Executives) for adding new businesses to the Partnership's propane operations. The bonuses will be an amount equal to 4% of the gross acquisition purchase price, allocated among the participants in the plan based on defined percentages. The transactions covered by the plan will include those occurring on or after December 17, 1997 through the fifth anniversary thereof. Awards under this program will be payable in cash 90 days after the close of the particular acquisition transaction.

RESTRICTED UNIT PLAN

                            LONG-TERM INCENTIVE PLAN

    The following table sets forth the restricted unit grants made under the Restricted Unit Plan to the named executive officers of the Partnership.


                                              Number of Shares, Units or             Performance or Other Period
          Name                                       Other Rights                     Until Maturation or Payout
         ------                               ---------------------------            ----------------------------
Keith G. Baxter                                 148,286 Common Units(1)                          (3)
Charles J. Kittrell                              86,159 Common Units(1)                          (3)
Ronald J. Goedde                                 86,159 Common Units(1)                          (3)
Vincent J. Di Cosimo                             55,095 Common Units(1)                          (3)
William L. Woods                                 16,360 Common Units(2)                          (3)


(1) Granted on December 17, 1996 upon consummation of the IPO and on December 1, 1998.
(2)  Granted during fiscal year 1998 and on December 1, 1998.
(3)  Restricted units are subject to a bifurcated vesting procedure such that
     (a) 25% of a participant's restricted units will vest over time, with one-third vesting on the third, fifth and seventh anniversaries of the date of grant and (b) the remaining 75% of a participant's restricted units will vest automatically upon, and in the same proportions as, the conversion of the Subordinated Units to Common Units. See Note 4 to the Partnership's Consolidated Financial Statements included in Item 8. If a participant's employment is terminated without "cause" (as defined in the Restricted Unit Plan) or a participant resigns with "good reason" (as defined in the Restricted Unit Plan), the participant's rights to receive Common Units which vest over time will immediately vest. In the event of a "change of control" of the Partnership (as defined in the Restricted Unit Plan), all rights to receive Common Units pursuant to the Restricted Unit Plan will immediately vest. Until rights to receive Common Units have vested, the Common Units to which they relate are not issued, and the participant is not entitled to any distributions or allocations of income or loss, and has no voting or other rights, with respect to such Common Units.

DIRECTOR COMPENSATION

    The Chairman of the Board of the Managing General Partner receives $50,000 annually and each of its other nonemployee directors receives $15,000 annually, plus $1,000 per Board meeting attended and $500 per committee meeting attended. Committee chairmen receive $500 per quarter.

    In connection with the consummation of the IPO and in connection with the acquisition of Propane Continental, Inc., the three initial nonemployee directors of the Managing General Partner received rights with respect to restricted units, as follows: Mr. Lewis, 23,035 Common Units valued at $480,000; Mr. Hylland, 17,276 Common Units valued at $360,000; and Mr. Newell, 11,518 Common Units valued at $240,000. In addition, under the Restricted Unit Plan, upon his or her election to the Board of Directors of the Managing General Partner, each nonemployee director receives rights with respect to restricted units having an aggregate value of

$240,000. The directors' restricted units vest in accordance with the same procedure as is described in Note 3 to the Long-Term Incentive Plan - Awards in Last Fiscal Year table above.

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

    The table below sets forth, as of June 30, 1999, the beneficial ownership of Units by each person known to the Managing General Partner to be the beneficial owner of more than 5% of any class of Units of the Partnership, each director and named executive officer of the Managing General Partner, as well as the directors and all of the executive officers of the Managing General Partner as a group.


    Name and Address                                                          Amount and Nature     Percent of
    of Beneficial Owner                               Class                  of Beneficial Owner       Class
    -------------------                               -----                  -------------------       -----
Managing General Partner(1)                        Subordinated                 5,677,040              86.0%
Special General Partner(2)                         Subordinated                   920,579              14.0%
Merle Lewis                                        Common                           5,078 (3)(4)        *
Richard R. Hylland                                 Common                             610 (3)(4)        *
Keith G. Baxter                                    Common                          36,316    (3)        *
Charles J. Kittrell                                Common                          18,736    (3)        *
Ronald J. Goedde                                   Common                          33,153    (3)        *
Vincent J. Di Cosimo                               Common                           4,367    (3)        *
William L. Woods                                   Common                          13,764    (3)        *
Paul Christen                                      Common                             692    (3)        *
Kurt Katz                                          Common                          30,692    (3)        *
Daniel K. Newell                                   Common                           2,805 (3)(4)        *

All directors and executive officers (10 persons) as a common group               146,213    (3)        *


*Less than 1%

(1) The business address of the Managing General Partner is 432 Westridge Drive, Watsonville, California 95076.

(2) The business address of the Special General Partner is 600Market Street W., Huron, South Dakota 57350.

(3) Excludes Common Units awarded under the Restricted Unit Plan as follows: Mr. Lewis- 23,035 Common Units; Mr. Hylland - 17,276 Common Units; Mr. Baxter - 148,286 Common Units; Mr. Kittrell - 86,159 Common Units; Mr. Goedde - 86,159 Common Units;

        Mr. Di Cosimo - 55,095 Common Units; Mr. Woods - 16,360 Common
        Units; Mr. Christen - 10,883 Common Units; Mr. Katz - 11,296 Common Units; Mr. Newell - 11,518 Common Units; and all directors and officers as a group - 466,067 Common Units.

(4) Excludes Subordinated Units held by the General Partners. Messrs. Lewis, Hylland and Newell are executive officers of the parent of the General Partners.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    As of June 30, 1999, the General Partners own the entire general partner interest in the Partnership and all of the Subordinated Units, representing an aggregate 27.6% limited partner interest and a 2% General Partner interest in the Partnership. Through the Managing General Partner's ability, as managing general partner, to manage and operate the Partnership and the ownership of all of the outstanding Subordinated Units by the General Partners (effectively giving the General Partners the ability to veto certain actions of the Partnership), the General Partners have the ability to control the management of the Partnership.

        The Managing General Partner is a wholly-owned subsidiary of NOR, and the Special General Partner is a majority-owned subsidiary of NOR. Mr. Lewis serves as the Chairman of the Board, and Messrs. Hylland and Newell are executive officers of NOR.

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

PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) (1)  Financial Statements

         Cornerstone Propane Partners, L.P.

         Report of Independent Public Accountants
         Consolidated Balance Sheets as of June 30, 1999 and 1998 Consolidated Statements of Income for the years ended June 30, 1999 and 1998, and the period ended June 30, 1997
         Consolidated Statements of Cash Flows for the years ended
              June 30, 1999 and 1998, and the period ended June 30, 1997 Consolidated Statements of Partners' Capital for the years ended
              June 30, 1999 and 1998, and the period ended June 30, 1997

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

10.4* 1996 Cornerstone Propane Partners, L.P. Restricted Unit Plan (Incorporated by reference to Exhibit 10.4 to the Form 8-K.)

10.5* Form of Employment Agreements for Messrs. Baxter, Kittrell, Goedde, Di Cosimo, and Woods (Incorporated by reference to Exhibit 10.5 of the Partnership's report on Form 10-Q dated November 13, 1998.)

10.6     Amendment No. 1 to Credit Agreement (Incorporated by reference to
         Exhibit 10.6 to the Partnership's previous report on Form 10-K, dated September 28, 1997.)

10.7     Amendment No. 2 to Credit Agreement (Incorporated by reference to
         Exhibit 10.7 to the Partnership's previous report on Form 10-K, dated September 28, 1997.)

10.8* Cornerstone Propane Deferred Compensation Plan, effective July 1, 1998 (Incorporated by reference to Exhibit 10.8 of the Partnership's report on Form 10-Q, dated February 15, 1999)

10.9 Note agreement, dated as of December 11, 1998, by and among Cornerstone Propane GP, Inc., SYN, Inc., Cornerstone Propane, L.P., and the purchasers set forth therein. (Incorporated by reference to Exhibit 10.9 to the Partnership's previous report on Form 10-Q, dated February 15, 1999)

10.10 Note agreement, dated as of June 25, 1999, by and among Cornerstone Propane GP, Inc., SYN, Inc., Cornerstone Propane, L.P., and the purchasers set forth therein.

10.11*   Coast Energy Group Stock Appreciation Rights Agreement, dated
         May 14, 1996.

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


               Signature                                Capacity in which Signed                                Date
               ---------                                ------------------------                                ----
      /s/ Merle D. Lewis                                 Chairman of the Board                           September 23, 1999
      ----------------------------                        Of Directors of the
          Merle D. Lewis                                Managing General Partner


      /s/ Richard R. Hylland                           Vice Chairman of the Board                        September 23, 1999
      ----------------------------                        Of Directors of the
          Richard R. Hylland                            Managing General Partner


      /s/ Keith G. Baxter                              President, Chief Executive                        September 23, 1999
      ----------------------------                        Officer and Director
          Keith G. Baxter                           of the Managing General Partner
                                                     (principal executive officer)


      /s/ Ronald J. Goedde                     Executive Vice President, Chief Financial                 September 23, 1999
      ----------------------------                    Officer and Treasurer of the
          Ronald J. Goedde                              Managing General Partner
                                                (principal financial/accounting officer)


      /s/ Paul R. Christen                              Director of the Managing                         September 23, 1999
      ----------------------------                          General Partner
          Paul R. Christen

      /s/ Kurt Katz                                         Director of the                              September 23, 1999
      ----------------------------                      Managing General Partner
          Kurt Katz

      /s/ Daniel K. Newell                                  Director of the                              September 23, 1999
      ----------------------------                      Managing General Partner
          Daniel K. Newell

      /s/ Richard D. Nye                            Vice President - Finance of the                      September 23, 1999
      ----------------------------                      Managing General Partner
          Richard D. Nye





CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Cornerstone Propane Partners, L.P. :


We have audited the accompanying consolidated balance sheets of Cornerstone Propane Partners, L.P. (a Delaware limited partnership) and Subsidiary as of June 30, 1999 and 1998, and the related consolidated statements of income, partners' capital and cash flows for the years ended June 30, 1999 and 1998, and for the period from commencement of operations (December 17, 1996) to June 30, 1997. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cornerstone Propane Partners, L.P. and Subsidiary as of June 30, 1999 and 1998, and the results of their operations and their cash flows for the years ended June 30, 1999 and 1998, and for the period from commencement of operations (December 17, 1996) to June 30, 1997, in conformity with generally accepted accounting principles.

                                     ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
August 4, 1999

CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS


June 30                                                                                 1999                 1998
--------------------------------------------------------------------------------------------------------------------------
                                                                                    (Thousands of dollars, except unit data)
ASSETS
Current assets:
   Cash and cash equivalents                                                         $        9,229       $        9,366
   Trade receivables, net                                                                    29,097               18,467
   Inventories                                                                               42,629               18,238
   Prepaid expenses                                                                           5,444                1,107
   Other current assets                                                                       4,690                6,043
                                                                                      -------------        -------------
         Total current assets                                                                91,089               53,221

Property, plant and equipment, net                                                          336,820              275,288
Goodwill, net                                                                               314,735              224,064
Other intangible assets, net                                                                 31,612               18,135
Due from related party                                                                        3,020                -
Other assets                                                                                  3,968                1,803
                                                                                      -------------        -------------

         Total assets                                                                $      781,244       $      572,511
                                                                                      -------------        -------------
                                                                                      -------------        -------------

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
   Current portion of long-term debt                                                 $       10,456       $        3,800
   Trade accounts payable                                                                    33,182               18,460
   Accrued expenses                                                                          27,425               29,335
                                                                                      -------------        -------------
         Total current liabilities                                                           71,063               51,595

Long-term debt                                                                              388,484              237,138
Due to related party                                                                          -                    1,684
Other noncurrent liabilities                                                                  6,170                2,500
                                                                                      -------------        -------------
         Total liabilities                                                                  465,717              292,917
                                                                                      -------------        -------------

Partners' capital:
   Common Unitholders (16,788,889 and 13,234,411
     units issued and outstanding)                                                          220,077              185,803
   Subordinated Unitholders (6,597,619 units issued and outstanding)                         88,965               88,117
   General Partners                                                                           6,485                5,674
                                                                                      -------------        -------------
         Total partners' capital                                                            315,527              279,594
                                                                                      -------------        -------------

         Total liabilities and partners' capital                                     $      781,244       $      572,511
                                                                                      -------------        -------------
                                                                                      -------------        -------------


The accompanying notes are an integral part of these consolidated balance sheets.

CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME


                                                                                                       From Commencement
                                                                                                        of Operations on
                                                          Year Ended           Year Ended              December 17, 1996
                                                        June 30, 1999      June 30, 1998                to June 30, 1997
-------------------------------------------------------------------------------------------------------------------------
                                                                            (Amounts in thousands, except per unit data)
Revenues                                                $     1,154,608    $          768,129     $              389,630

Cost of sales                                                   973,367               623,924                    315,324
                                                          --------------       ---------------     ----------------------

        Gross profit                                            181,241               144,205                     74,306
                                                          --------------       ---------------     ----------------------

Expenses:
        Operating, general and administrative                   123,735                97,184                     50,023
        Depreciation and amortization                            27,253                18,246                      8,519
                                                          --------------       ---------------     ----------------------
                Total expenses                                  150,988               115,430                     58,542
                                                          --------------       ---------------     ----------------------

        Operating income                                         30,253                28,775                     15,764

Interest expense                                                 25,033                19,222                      9,944
                                                          --------------       ---------------     ----------------------

        Income before provision for income taxes                  5,220                 9,553                      5,820

Provision for income taxes                                           47                   127                         64
                                                          --------------       ---------------     ----------------------

        Net income                                      $         5,173    $            9,426     $                5,756
                                                          --------------       ---------------     ----------------------
                                                          --------------       ---------------     ----------------------

General Partners' interest in net income                $           103    $              189     $                  212
                                                          --------------       ---------------     ----------------------
                                                          --------------       ---------------     ----------------------

Limited Partners' interest in net income                $         5,070    $            9,237     $                5,544
                                                          --------------       ---------------     ----------------------
                                                          --------------       ---------------     ----------------------

Limited Partners' net income per unit                   $          0.23    $             0.50     $                 0.34
                                                          --------------       ---------------     ----------------------
                                                          --------------       ---------------     ----------------------

Weighted average number of units outstanding                     21,805                18,429                     16,531
                                                          --------------       ---------------     ----------------------
                                                          --------------       ---------------     ----------------------


The accompanying notes are an integral part of these consolidated financial statements.

CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                                                                                 Thousands of Dollars
                                                                 ----------------------------------------------------
                                                                                                            Total

                                          Number of Units                                     General     Partners'
                                    ---------------------------

                                        Common     Subordinated     Common    Subordinated    Partners     Capital
---------------------------------------------------------------------------------------------------------------------
 Balance at commencement of

 operations on December 17, 1996              -               -    $     -     $         -   $       -     $       -

         Contributions of net
         assets of predecessor
         companies and issuance of
         Common Units                 9,821,000       6,597,619    136,997          92,032           -       229,029

         Issuance of Common
         Units in connection with
         acquisitions                   691,805               -     14,784               -           -        14,784


         Issuance of 2% General
         Partners' interest                   -               -          -               -       4,674         4,674

         General Partners'
         contribution in connection
         with acquisitions                    -               -          -               -         300           300

         Quarterly distributions              -               -     (6,244)         (4,156)       (214)      (10,614)

         Net income                           -               -      1,314           4,230         212         5,756
                                    -------------- ------------  -------------  --------------  ---------  ----------
 Balance at June 30, 1997            10,512,805       6,597,619    146,851          92,106       4,972       243,929

         Issuance of Common Units     1,960,000               -     40,828               -           -        40,828

         General Partners'
         contribution in connection
         with additional units                -               -          -               -         832           832

         Issuance of Common Units
         in connection with
         acquisitions                   761,606               -     17,589               -           -        17,589

         General Partners'
         contribution in connection
         with acquisitions                    -               -          -               -         353           353

         Quarterly distributions              -               -    (25,567)         (7,124)       (672)      (33,363)

         Net income                           -               -      6,102           3,135         189         9,426
                                    -------------- ------------  -------------  --------------  ---------  ----------



 Balance at June 30, 1998             13,234,411      6,597,619    185,803          88,117       5,674       279,594

         Comprehensive net income:

              Net income                       -              -      4,158             912         103         5,173

              Other comprehensive
              income                           -              -       (160)            (64)         (5)         (229)

         Issuance of Common Units      3,100,000              -     53,790               -           -        53,790

         General Partners'
         contribution in connection
         with additional units                 -              -          -               -       1,201         1,201

         Issuance of Common Units
         in connection with
         acquisitions                    454,478              -      8,959               -           -         8,959

         General Partners'
         contribution in connection
         with acquisitions                     -              -          -               -         178           178

         Quarterly distributions               -              -    (32,473)              -        (666)      (33,139)
                                    -------------- ------------  -------------  --------------  ---------  ----------

 Balance at June 30, 1999             16,788,889      6,597,619  $ 220,077    $     88,965    $  6,485    $  315,527
                                    -------------- ------------  -------------  --------------  ---------  ----------
                                    -------------- ------------  -------------  --------------  ---------  ----------


                  The accompanying notes are an integral part of these
                           consolidated financial statements.

CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                         From Commencement
                                                                                                          of Operations on
                                                                   Year Ended         Year Ended         December 17, 1996
                                                                 June 30, 1999      June 30, 1998         to June 30, 1997
---------------------------------------------------------------------------------------------------------------------------
                                                                                                      (Thousands of dollars)

 CASH FLOWS FROM OPERATING ACTIVITIES:

         Net income                                              $      5,173       $       9,426            $       5,756
         Adjustments to reconcile net income to net cash
         from operating activities:

              Other comprehensive income                                 (229)                  -                        -

              Depreciation and amortization                            27,253              18,246                    8,519

              Loss (gain) on sale of assets                               363                (734)                       -

              Changes in assets and liabilities, net of effect of acquisitions and dispositions:

                     Trade receivables                                 (1,217)              4,768                   37,100

                     Inventories                                          864              (4,206)                  11,020

                     Prepaid expenses and other current assets         (1,383)             (5,354)                    (734)

                     Trade accounts payable and accrued expenses       (3,821)              3,148                  (39,299)

                     Other assets and liabilities                           -                (434)                 (11,211)
                                                                    ------------       ------------            ------------


              Net cash provided by operating activities                27,003              24,860                   11,151
                                                                    ------------       ------------            ------------

 CASH FLOWS FROM INVESTING ACTIVITIES:

         Expenditures for property, plant and equipment               (21,948)            (13,532)                  (1,954)

         Acquisitions, net of cash received                          (153,337)            (16,564)                  (1,800)
                                                                    ------------       ------------            ------------


              Net cash used in investing activities                  (175,285)            (30,096)                  (3,754)
                                                                    ------------       ------------            ------------

 CASH FLOWS FROM FINANCING ACTIVITIES

         Net borrowings (payments) on Working Capital Facility          9,380               4,120                   (8,200)

         Net (payments) borrowings on purchase obligations             (7,171)             (4,609)                     799

         Proceeds from Senior Note Offerings                          130,000                   -                        -

         Payments for debt financing                                   (1,390)             (2,420)                       -

         Proceeds from additional unit offering                        58,900              43,365                        -

         Payments for additional unit offering                         (5,110)             (2,537)                       -

         General Partners' payments and contributions, net             (3,325)              1,640                        -

         Partnership distributions                                    (33,139)            (33,363)                 (10,614)
                                                                    ------------       ------------            ------------

              Net cash provided by (used by) financing activities     148,145               6,196                  (18,015)
                                                                    ------------       ------------            ------------

 PARTNERSHIP FORMATION TRANSACTIONS:
         Net proceeds from issuance of Common and Subordinated Units        -                   -                  191,804

         Borrowings on Working Capital Facility                             -                   -                   12,800

         Issuance of Senior Notes                                           -                   -                  220,000

         Cash transfers from predecessor companies                          -                   -                   22,418


         Repayment of long-term debt and related interest                   -                   -                 (337,631)

         Distribution to Special General Partner for the redemption         -                   -

            of preferred stock                                              -                   -                  (61,196)

         Distribution to Special General Partner                            -                   -                  (15,500)

         Other fees and expenses                                            -                   -                  (13,673)
                                                                    ------------       ------------            ------------

              Net cash provided by partnership formation transactions       -                   -                   19,022
                                                                    ------------       ------------            ------------

 (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                        (137)                960                    8,404

 CASH AND CASH EQUIVALENTS, beginning of period                         9,366               8,406                        2
                                                                    ------------       ------------            ------------

 CASH AND CASH EQUIVALENTS, END OF PERIOD                            $  9,229           $   9,366               $    8,406
                                                                    ------------       ------------            ------------
                                                                    ------------       ------------            ------------


                    The accompanying notes are an integral
               part of these consolidated financial statements.

Cornerstone Propane Partners, L.P. and Subsidiary
Notes to Consolidated Financial Statements
(tabular dollars in thousands)

1.       PARTNERSHIP ORGANIZATION AND FORMATION

         Cornerstone Propane Partners, L.P. ("Cornerstone Partners") was formed on October 7, 1996, as a Delaware limited partnership. Cornerstone Partners and its subsidiary, Cornerstone Propane, L.P., a Delaware limited partnership (the "Operating Partnership"), were formed to acquire, own and operate substantially all of the propane businesses and assets of SYN Inc. and its subsidiaries ("Synergy"), Empire Energy Corporation and its subsidiaries ("Empire"), and CGI Holdings, Inc. and its subsidiaries ("Coast"). The principal predecessor entities, Synergy, Empire and Coast, are collectively referred to herein as the "Predecessor Companies." The consolidated financial statements include the accounts of Cornerstone Partners, the Operating Partnership and its corporate subsidiaries, Cornerstone Sales & Service Corporation, a California corporation, Flame, Inc., an Arizona corporation and Propane Continental, Inc. ("PCI"), a Delaware corporation, collectively referred to herein as the "Partnership." The Operating Partnership is, and the Predecessor Companies were, principally engaged in (a) the retail marketing and distribution of propane for residential, commercial, industrial, agricultural and other retail uses; (b) the wholesale marketing and distribution of propane, other natural gas liquids, crude oil and natural gas to the retail propane industry, the chemical and petrochemical industries and other commercial and agricultural markets; (c) the repair and maintenance of propane heating systems and appliances; and (d) the sale of propane-related supplies, appliances and other equipment. The Partnership entities commenced operations on December 17, 1996 pursuant to a Contribution, Conveyance and Assumption Agreement dated as of the same date, wherein substantially all of the assets and liabilities of the Predecessor Companies were contributed to the Operating Partnership (the "Conveyance"). As a result of the Conveyance, Cornerstone Propane GP, Inc., a California corporation and the managing general partner of Cornerstone Partners and the Operating Partnership (the "Managing General Partner"), and SYN Inc., a Delaware corporation and the special general partner of Cornerstone Partners and the Operating Partnership (the "Special General Partner"), received all interests in the Operating Partnership, and the Operating Partnership received substantially all assets and assumed substantially all liabilities of the Predecessor Companies. Immediately after the Conveyance, and in accordance with the Amended and Restated Agreement of Limited Partnership of Cornerstone Partners (the "Partnership Agreement"), the Managing General Partner and the Special General Partner (collectively the "General Partners") conveyed their limited partner interests in the Operating Partnership to Cornerstone Partners in exchange for a 2% interest in Cornerstone Partners and the Operating Partnership.

         Following these transactions, on December 17, 1996, Cornerstone Partners completed its initial public offering of 9,821,000 Common Units (the "IPO") at a price to the public of $21.00 a unit. The net proceeds of approximately $191.8 million from the IPO, the proceeds from the issuance of $220.0 million aggregate principal amount of the Operating Partnership's 7.53% Senior Notes, and $12.8 million borrowings under the Working Capital Facility (as described in Note 3) were used to repay $337.6 million in liabilities assumed by the Operating Partnership (including $141.8 million paid to affiliates of the Managing General Partner) that were in large part incurred in connection with the transactions entered into prior to the IPO. A portion of the funds was distributed to the Special General Partner to redeem its preferred stock ($61.2 million) to provide net worth to the Special General Partner ($15.5 million) and to pay expenses ($13.7 million).

         Partners' capital of limited partners immediately after the IPO consisted of 9,821,000 Common Units and 6,597,619 Subordinated Units, representing an aggregate 58.6% and 39.4% limited partner interest in Cornerstone Partners, respectively. Partners' capital of General Partners consists of a 2% interest in the Partnership.

         During the Subordination Period (see Note 4), the Partnership may issue up to 4,270,000 additional Parity Units (generally defined as Common Units and all other Units having rights to distribution or in liquidation ranking on a parity with the Common Units), excluding Common Units issued in connection with (a) employee benefit plans and (b) the conversion of Subordinated Units into Common Units, without the approval of a majority of the Unitholders. As of June 30, 1999, 4,265,318 Parity Units are available for issuance. The Partnership may issue an unlimited number of additional Parity Units without Unitholder approval if such issuance occurs in connection with acquisitions, including, in certain circumstances, the repayment of debt incurred in connection with an acquisition. In addition, under certain conditions the Partnership may issue without Unitholder approval an unlimited number of parity securities for the repayment of up to $75.0 million of long-term indebtedness of the Partnership. After the Subordination Period, the Managing General Partner may cause the Partnership to issue an unlimited number of additional limited partner interests and other equity securities of the Partnership for such consideration and on such terms and conditions as shall be established by the Managing General Partner at its sole discretion.

         The Partnership consummated several acquisitions during the years ended June 30, 1999 and 1998 and the period ended June 30, 1997. The total consideration for these acquisitions consisted of both Common Units and debt, as follows:


----------------------------------------------------------------------------------------------------------
                               # of acquisitions     Total consideration            Dollar Value of
                                                          (MILLIONS)           Partnership Units issued
                                                                                      (MILLIONS)
----------------------------------------------------------------------------------------------------------
Period ended:
June 30, 1997                          4                   $ 20.5                        $14.8
June 30, 1998                         11                   $ 38.9                        $17.6
June 30, 1999                         15                   $160.9                        $ 9.0
----------------------------------------------------------------------------------------------------------


         All acquisitions have been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on preliminary estimates of fair value as of the date of acquisition. In addition, costs are accrued at the time of the acquisition to be incurred as a direct result of the acquisition which will have no future benefit. The balance of these costs was $0.8 million at June 30, 1998; fiscal 1999 additions were $11.2 million, expenses were $5.1 million, and the balance at June 30, 1999 was $6.9 million. The estimated purchase price allocations (including estimates of these costs) are subject to adjustments, generally within one year of the date of the acquisitions, should new or additional facts about the acquisitions become available. The excess of the total purchase price over the estimated fair value of the net tangible and intangible assets acquired has been recorded as goodwill. Operating activities of the acquired companies have been included in the accompanying consolidated financial statements since their purchase dates.

The following unaudited pro forma financial data presents the effect of the significant acquisition (PCI) as if it had occurred on July 1, 1997. The pro forma financial data is provided for informational purposes only and does not purport to be indicative of the results which would have been obtained if the acquisition had been effective on the first day of the period presented. Pro forma 1999 net income does not include a $3.3 million (pre-tax) litigation settlement that was paid by the selling shareholders of PCI prior to the completion of the PCI acquisition. The unaudited pro forma financial information reflects the amortization of the excess purchase price over the fair value of net assets acquired and the income tax effect thereof (in thousands, except per unit data):

                                                    Pro Forma
                                                    ---------
                                               Twelve Months Ended
                                               -------------------
                                            June 1999         June 1998
                                            ---------         ---------
Revenue                                    $1,217,990        $  938,581
Net Income                                      2,973            11,867



Limited partners' net income per unit             .12               .54


2.       BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS - The Partnership believes it is the fourth largest retail marketer of propane in the United States in terms of volume, serving more than 460,000 residential, commercial, industrial and agricultural customers from 298 customer service centers in 34 states. The Partnership was formed to own and operate the propane businesses and assets of Synergy, Empire and Coast. The Partnership's operations are concentrated in the east, south, central and west coast regions of the United States.

BASIS OF PRESENTATION - The consolidated financial statements include the accounts of the Partnership and its Subsidiary. The acquisitions of the Predecessor Companies have been accounted for as purchase business combinations based on the fair value of the assets acquired. Certain 1998 amounts in the accompanying financial statements have been reclassified to conform to the 1999 presentation. These reclassifications had no effect on net income or partners' capital as previously reported. All significant intercompany transactions and accounts have been eliminated.

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

FINANCIAL INSTRUMENTS - THE carrying amounts for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. Based on the borrowing rates currently available to the Partnership for bank loans with similar terms and average maturities, the fair value of long-term debt was substantially the same as its carrying value at June 30, 1999 and 1998.

         The Partnership routinely uses commodity futures contracts to reduce the risk of future price fluctuations and to help ensure supply during periods of high demand for natural gas and liquefied petroleum gas ("LPG") inventories and contracts. Gains and losses on futures and forward contracts designated as hedges are deferred and recognized in cost of sales as a component of the product cost for the related hedged transaction. In order for a future or forward contract to be accounted for as a hedge, the item hedged must expose the Partnership to price risk and the future or forward contract must reduce such price risk. The Partnership accounts for financial investments that do not meet the hedge criteria or for terminated hedging transactions under mark to market rules, which require gains or losses to be immediately recognized in earnings. In the Consolidated Statements of Cash Flows, cash flows from qualifying hedges are classified in the same category as the cash flows from the items being hedged. Net realized gains and losses for the current and prior fiscal years, and unrealized gains and losses on open positions as of June 30, 1999 and 1998 were not material.

REVENUE RECOGNITION - Sales of natural gas, crude oil, natural gas liquids and LPG and the related cost of product are recognized at the time product is shipped or delivered to the customer. Revenue from the sale of propane appliances and equipment is recognized at the time of sale or installation, while revenue from repairs and maintenance is recognized upon completion of the service.

CASH AND CASH EQUIVALENTS - The Partnership considers all liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of money market accounts and certificates of deposit. There was no restricted cash or cash equivalents at June 30, 1999. At June 30, 1998 the Partnership had approximately $3.0 million of restricted cash equivalents.

TRADE RECEIVABLES, NET - Trade receivables are stated net of allowance for doubtful accounts of $1.9 million and $2.8 million at June 30, 1999 and 1998, respectively.

INVENTORIES - Inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out ("FIFO") method for LPG and parts and fittings, and the specific identification method for appliances. At June 30, the major components of inventory consisted of the following:

-------------------------------------------------------------------------
                                          1999                1998
-------------------------------------------------------------------------
LPG and other                        $        33,384     $         8,777
Appliances                                     4,887               5,023
Parts and fittings                             4,358               4,438
                                     ----------------    ----------------
                                     $        42,629     $        18,238
-------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost of acquisition, primarily based upon estimates of fair value at the date of the IPO, with subsequent additions being added at their actual cost or based upon estimates of their fair value at the dates the applicable companies or assets were acquired. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows: buildings and improvements, 10 to 40 years; LPG storage and consumer tanks, together with applicable installation costs, 10 to 40 years; and vehicles, equipment, office furnishings and software costs, 3 to 10 years. The Partnership capitalizes both internal and external costs to develop and implement software. Leasehold improvements are amortized over the shorter of the estimated useful lives or the applicable lease terms. When property, plant or equipment is retired or otherwise disposed, the cost and related accumulated depreciation is removed from the accounts, and the resulting gain or loss is credited or charged to operations. Maintenance and repairs are expensed as incurred, while replacements and betterments that extend estimated useful lives are capitalized. Property, plant and equipment at June 30 consisted of the following:

-----------------------------------------------------------------------------
                                               1999                1998
-----------------------------------------------------------------------------
Land                                      $       15,157      $       13,515
Buildings and improvements                        17,046              14,351
Storage and consumer tanks                       263,597             211,104
Other equipment                                   71,282              50,783
                                          ---------------     ---------------
                                                 367,082             289,753
Less accumulated depreciation                     30,262              14,465
                                          ---------------     ---------------
                                          $      336,820      $      275,288
-----------------------------------------------------------------------------

GOODWILL - Goodwill represents the excess of acquisition cost over the estimated fair market value of identifiable net assets of acquired businesses and is being amortized on a straight-line basis over 40 years. Goodwill at June 30 consisted of the following:

---------------------------------------------------------------------------
                                           1999                 1998
---------------------------------------------------------------------------
Goodwill                           $          326,868  $           229,039
---------------------------------------------------------------------------



Less accumulated amortization                  12,133                4,975
                                      ----------------    -----------------
                                   $          314,735  $           224,064
---------------------------------------------------------------------------

OTHER INTANGIBLE ASSETS - Noncompete and other agreements are amortized over the terms of the applicable agreements. Financing costs incurred in connection with the placement of Partnership debt are amortized over the terms of the applicable notes using the straight-line method. Other intangible assets at June 30 consisted of the following:

-------------------------------------------------------------------------
                                         1999                 1998
-------------------------------------------------------------------------
Noncompete agreements            $           21,444  $             7,912
Financing costs                               9,922                8,532
Other                                         7,841                6,136
                                    ----------------    -----------------
                                             39,207               22,580
Less accumulated amortization                 7,595                4,445
                                    ----------------    -----------------
                                 $           31,612  $            18,135
-------------------------------------------------------------------------

         It is the Partnership's policy to review long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If such a review should indicate that the carrying amount of such assets is not recoverable, it is the Partnership's policy to reduce the carrying amount of such assets to fair value.

FOREIGN CURRENCY - The Partnership uses the U.S. Dollar as its functional currency. Financial statements of the Partnership's Canadian operations are translated to U.S. Dollars for consolidation purposes using current rates of exchange for assets and liabilities. Revenues and expenses are translated at rates that approximate the rates in effect on the transaction date. Gains and losses from this process are included in the Partnership's Consolidated Financial Statements.

INCOME TAXES - Neither Cornerstone Partners nor the Operating Partnership is directly subject to federal and state income taxes. Instead, taxable income or loss is allocated to the individual partners. As a result, no income tax expense has been reflected in the Partnership's consolidated financial statements relating to the earnings of Cornerstone Partners or the Operating Partnership. The Operating Partnership has two subsidiaries that operate in corporate form and are subject to federal and state income taxes. Accordingly, the Partnership's consolidated financial statements reflect income tax expense related to the earnings of these corporate subsidiaries. Net earnings for financial statement purposes may differ significantly from taxable income reportable to Unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under the Partnership Agreement and the Internal Revenue Code.

Income taxes are provided based on the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements and tax returns in different years. Under this method, deferred income tax assets and liabilities are determined based on the difference between the financial statement and tax basis of the assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse.

LIMITED PARTNERS' NET INCOME PER UNIT - Net income per Unit is computed by dividing net income, after deducting the General Partners' 2% interest, by the weighted average number of outstanding Common and Subordinated Units. In accordance with the Offering Prospectus, 100% of the income for the 14-day period ended December 31, 1996, was allocated to the Subordinated Unitholders and the General Partners.

UNIT-BASED COMPENSATION - The Partnership accounts for unit-based compensation as (a) deferred compensation for time-vesting units and (b) compensation for performance-vesting units when the Partnership's performance meets defined criteria. Compensation for the time-vesting units was accrued at the time of the IPO and the time vested units for subsequent awards were accrued when granted. No compensation has been accrued for performance-vesting units since the Partnership has not made any distributions to the Subordinated Unitholders (see Note 6). No time-vesting units or performance-vesting units were fully vested as of June 30, 1999. Neither time-vesting units nor performance-vesting units were considered Common Unit equivalents for the purpose of computing primary earnings per unit. The Partnership follows the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Pro forma net income and net income per unit under the fair value based method of accounting for equity instruments under SFAS No. 123 would be the same as reported net income and net income per unit.

COMPREHENSIVE INCOME - Comprehensive income is comprised of net income and, beginning in fiscal 1999, foreign currency translation adjustments. Total comprehensive income was $4,944 for fiscal 1999.

RECENTLY ISSUED ACCOUNTING STANDARDS - SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which was issued in June 1998, provides a comprehensive standard for the recognition and measurement of derivatives and hedging activities. The standard requires all derivatives to be recorded on the balance sheet at fair value and establishes special accounting for three types of hedges. The accounting treatment for each of these three types of hedges is unique but results in including the offsetting changes in fair values of cash flows of both the hedge and hedged item in results of operations in the same period. Changes in fair value of derivatives that do not meet the criteria of one of the aforementioned categories of hedges are included in the results of operations. The Partnership must adopt the provisions of SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" for the Partnership's fiscal year beginning July 1, 2000. Management is currently evaluating the impact that SFAS 133 may have on the Partnership's financial statements.

3.       LONG-TERM DEBT

         Long-term debt at June 30 consisted of the following:

--------------------------------------------------------------------
                                    1999                 1998
--------------------------------------------------------------------
Working Capital Facility       $        18,100     $          8,720
Senior Notes                           350,000              220,000
Notes payable                           30,840               12,218
                               ----------------    -----------------
                                       398,940              240,938
Less current maturities                 10,456                3,800
                               ----------------    -----------------
                               $       388,484     $        237,138
--------------------------------------------------------------------

On November 20, 1998, the Bank Credit Agreement was refinanced under the terms of a Refunding Credit Agreement.

         The Working Capital Facility under the Refunding Credit Agreement provides for revolving borrowings up to $75.0 million (including a $20.0 million sub-limit for letters of credit) and matures on November 30, 2001. The Refunding Credit Agreement provides that there must be less than $10.0 million outstanding under the Working Capital Facility (excluding letters of credit) for at least 30 consecutive days during each fiscal year. Outstanding letters of credit totaled $12.8 million at June 30, 1999.

         The Acquisition Facility under the Refunding Credit Agreement provides the Operating Partnership with the ability to borrow up to $35.0 million to finance business acquisitions. The Acquisition Facility operates as a revolving facility through November 30, 2001, at which time any loans then outstanding may be converted to term loans and be amortized quarterly for a period of two years thereafter. No amounts were outstanding at June 30, 1999.

Both the Working Capital Facility and the Acquisition Facility can be extended to November 30, 2002 upon approval of the banks in the Refunding Credit Facility.

The Operating Partnership's obligations under the Refunding Credit Agreement are secured, on an equal and ratable basis, with its obligations under its Senior Note Agreements, by a first priority security interest in the Operating Partnership's inventory, trade receivables and propane storage tanks. Loans under the Refunding Credit Agreement are variable interest rate loans, based on the prime or Eurodollar interest rates. At June 30, 1999, the applicable base and Eurodollar rates were 8.50% and 6.81%, respectively. In addition, an annual fee is payable quarterly by the Operating Partnership (whether or not borrowings occur) ranging from .25% to .50% depending upon the coverage ratio. The weighted-average interest rates for the Bank Credit Agreement and Senior Notes for the periods ended June 30, 1999, 1998, and 1997 were 7.7%, 7.6%, and 8.5%, respectively.

         The Refunding Credit Agreement contains various terms and covenants, including financial covenants with respect to debt and interest coverage, and limitations, among others, on the ability of the Operating Partnership and its Subsidiaries to incur or maintain certain indebtedness or liens, make investments and loans, sell assets, and enter into mergers, consolidations or sales of all or substantially all of its assets. The Operating Partnership was in compliance with all terms and covenants at June 30, 1999.

         On the IPO date, the Operating Partnership issued $220.0 million of Senior Notes with a fixed annual interest rate of 7.53% pursuant to note purchase agreements with various investors (the "7.53% Notes"). These notes rank on an equal and ratable basis with the Operating Partnership's obligations under the bank Refunding Credit Agreement discussed above, mature on December 30, 2010, and require semi-annual interest payments each December 30 and June 30. This note agreement requires that the principal be paid in equal annual installments of $27.5 million starting December 30, 2003.

         On December 11, 1998, the Operating Partnership issued $85.0 million of Senior Notes with a fixed annual interest rate of 7.33% pursuant to note purchase agreements with various investors (the "7.33% Notes"). These notes rank on an equal and ratable basis with the Operating Partnership's obligations under the bank Refunding Credit Agreement discussed above, mature on January 31, 2013, and require semi-annual interest payments each January 31 and July 31. This note agreement requires that the principal be paid in equal annual installments of $9.4 million starting January 31, 2005.

         On June 25, 1999, Cornerstone Partners issued $45.0 million of Senior Notes with a fixed annual interest rate of 10.26% pursuant to note purchase agreements with various investors. These notes are subordinated to the 7.53% Notes, the 7.33% Notes and the Refunding Credit Agreement, mature on June 30, 2009, and require semi-annual interest payments each December 31 and June 30. This note agreement requires that the principal be paid in equal annual installments of $9.0 million starting June 30, 2005. Cornerstone Partners was in compliance with all terms and covenants at June 30, 1999.

        Notes payable consist of mortgages, capital leases and noncompete agreements. At June 30, 1999, these notes payable carried interest rates ranging from 7.5% to 10.5% and were due periodically through fiscal 2008.

Aggregate annual maturities of the long-term debt outstanding at June 30 are:

          2000                             $         10,456
          2001                                        5,907
          2002                                       22,093


          2003                                        3,206
          2004                                       29,505
          Thereafter                                327,773
                                         -------------------
                                           $        398,940
                                         -------------------
                                         -------------------

4.       DISTRIBUTIONS OF AVAILABLE CASH

         The Partnership will make distributions to its partners for each fiscal quarter of the Partnership within 45 days after the end of the fiscal quarter in an aggregate amount equal to its Available Cash for such quarter. Available Cash generally means all cash on hand at the end of each quarter less the amount of cash reserves established by the Managing General Partner in its reasonable discretion for future cash requirements. These reserves are retained to provide for the proper conduct of the Partnership's business, the payment of debt principal and interest and to provide funds for distribution during the next four quarters.

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

         The Subordination Period will end the first day of any quarter in which:

distributions from Operating Surplus (as defined in the Partnership Agreement) on the Common Units and the Subordinated Units with respect to each of the twelve consecutive quarter periods immediately preceding such date equaled or exceeded the Minimum Quarterly Distribution on all of the outstanding Common and Subordinated Units during such periods, the Adjusted Operating Surplus (as defined in the Partnership Agreement) generated during each of the twelve consecutive quarter periods immediately preceding such date equaled or exceeded the Minimum Quarterly Distribution on all of the outstanding Common and Subordinated Units plus the related distribution on the General Partner interests in the Partnership during such periods, and there were no outstanding Common Unit arrearages.


Distributions are determined on a quarterly basis. During fiscal 1999, Common Unitholders were paid $.54 per unit for each quarter. There were no distributions to Subordinated Unitholders in fiscal 1999.

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

6.       RESTRICTED UNIT PLAN

         The Partnership adopted the 1996 Restricted Unit Plan (the "Restricted Unit Plan"), as amended, to authorize the issuance of Common Units with an aggregate value of $17.5 million (approximately 870,000 Common Units) to directors, executives, managers and selected supervisors of the Partnership. Units issued under the Restricted Unit Plan are subject to a bifurcated vesting procedure such that (a) 25% of the issued Units will vest over time with one-third of such units vesting at the end of each of the third, fifth and seventh anniversaries of the issuance date, and (b) the remaining 75% of the Units will vest automatically upon the conversion of Subordinated Units to Common Units. Restricted Unit Plan participants are not eligible to receive quarterly distributions or vote their respective units until vested. Restrictions generally limit the sale or transfer of the Units during the restricted periods. The value of the restricted unit is established by the market price of the Common Unit at the date of grant. As of June 30, 1999, restricted common units with a value of $14.6 million have been awarded and the compensation cost related to such units will be recognized over the vesting period of the related awards.

7.       PARTNERS' CAPITAL

         Partners' Capital consists of General Partner ownership (2.0%), Common Unitholder Interest (70.4%) and Subordinated Unitholder Interest (27.6%) as of June 30, 1999. When additional units are issued, the General Partners are required to make additional contributions to maintain their 2% interest in the Partnership.

During fiscal 1999, the Minimum Quarterly Distribution was made to the Common Unitholders, with 2% of the distribution made to the General Partners; no distribution was made to the Subordinated Unitholders.

         Upon expiration of the Subordination Period (see Note 4), all remaining Subordinated Units will convert into Common Units on a one-for-one basis and will thereafter participate pro rata with the other Common Units in distributions of Available Cash.

8.       EMPLOYEE BENEFIT PLAN

         The Partnership maintains a defined contribution retirement plan (the "Plan") available to substantially all employees. Employees who elect to participate may contribute a percentage of their salaries to the Plan. The Partnership contributed from 10% to 40% of the employee's contributions to the Plan up to a maximum of 5% of the employee's salary. Contributions to the Plan were not material for the years ended June 30, 1999, 1998, or the period ended June 30, 1997.

9.       OPERATING LEASES

         The Partnership leases retail sales offices and administrative office space under cancelable and noncancelable operating leases expiring in various years through 2008. These leases generally contain renewal options and require the Partnership to pay all executory costs (property taxes, maintenance and insurance). Rental expense under all operating leases was $5.6 million in each of the years ended June 30, 1999 and 1998, and $2.5 million for the period December 17, 1996 to June 30, 1997.

         Future minimum lease payments under noncancelable operating leases at June 30 were:

          2000                                $    2,909
          2001                                     2,821
          2002                                     2,463
          2003                                     2,111
          2004                                     1,513
          Thereafter                               3,515

10. SEGMENT AND RELATED INFORMATION

In 1999, the Partnership adopted the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which requires the reporting of certain financial information by business segment. For the purpose of providing segment information, the Partnership's two principal business segments are its retail and Coast Energy Group ("CEG") operations. The retail segment includes propane sales, principally to end-users; repair and maintenance of propane heating systems and appliances; and the sale of propane-related supplies, appliances and other equipment. These transactions are accounted for as one business segment internally and share the same customer base. CEG provides marketing and distribution services to other resellers of propane and end-users. Principal products are propane, other natural gas liquids, crude oil, and natural gas. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intra-company transactions between segments are recorded approximately at market value at the transaction date. The segments are evaluated internally using earnings before interest, taxes, depreciation and amortization ("EBITDA"). Depreciation, amortization, interest and some operating, general and administrative expenses are not specifically tracked by business segment, and are therefore included in the "Other" category in the following schedules:



                              YEAR ENDED JUNE 30, 1999
------------------------------------------------------------------------------
                             Retail         CEG         Other        Total
                         -----------   ----------   -----------  ------------
Revenues                  $  264,631    $ 889,977    $       -    $ 1,154,608

Cost of sales                111,402      861,965            -        973,367
                         -----------    ---------    ---------    -----------

  Gross profit               153,229       28,012            -        181,241

Operating, general
and administrative
expenses                      93,646       17,712       12,377        123,735
                         -----------    ---------    ---------    -----------

  EBITDA                      59,583       10,300      (12,377)        57,506

Non-allocated expenses             -            -       52,333         52,333
                         -----------    ---------    ---------    -----------

  Net income              $   59,583     $ 10,300    $ (64,710)   $     5,173
                         -----------    ---------    ---------    -----------
                         -----------    ---------    ---------    -----------

Trade receivables and
inventories               $   33,578     $ 38,148    $       -    $    71,726

Other assets                       -            -      709,518        709,518
                         -----------    ---------    ---------    -----------
    Total assets          $   33,578     $ 38,148    $ 709,518        781,244
                         -----------    ---------    ---------    -----------
                         -----------    ---------    ---------    -----------

                              YEAR ENDED JUNE 30, 1998
------------------------------------------------------------------------------
                             Retail         CEG         Other        Total
                         -----------   ----------   -----------  ------------
Revenues                  $  242,925    $ 525,204    $       -    $   768,129

Cost of sales                111,572      506,352            -        623,924
                         -----------    ---------    ---------    -----------

  Gross profit               125,353       18,852            -        144,205

Operating, general
and administrative
expenses                      73,324       13,723       10,137         97,184
                         -----------    ---------    ---------    -----------

  EBITDA                      52,029        5,129      (10,137)        47,021

Non-allocated expenses             -            -       37,595         37,595
                         -----------    ---------    ---------    -----------

  Net income              $   52,029     $  5,129    $ (47,732)   $     9,426
                         -----------    ---------    ---------    -----------
                         -----------    ---------    ---------    -----------

Trade receivables and
inventories               $   24,200     $ 12,505    $       -    $    36,705

Other assets                       -            -      535,806        535,806
                         -----------    ---------    ---------    -----------
    Total assets          $   24,200     $ 12,505    $ 535,806        572,511
                         -----------    ---------    ---------    -----------
                         -----------    ---------    ---------    -----------

   FROM COMMENCEMENT OF OPERATIONS ON DECEMBER 17, 1996 TO JUNE 30, 1997
------------------------------------------------------------------------------
                             Retail         CEG         Other        Total
                         -----------   ----------   -----------  ------------
Revenues                  $  148,906    $ 240,724    $       -    $   389,630

Cost of sales                 81,231      234,093            -        315,324
                         -----------    ---------    ---------    -----------

  Gross profit                67,675        6,631            -         74,306

Operating, general
and administrative
expenses                      40,393        4,501        5,129         50,023
                         -----------    ---------    ---------    -----------

  EBITDA                      27,282        2,130       (5,129)        24,283

Non-allocated expenses             -            -       18,527         18,527
                         -----------    ---------    ---------    -----------

  Net income              $   27,282     $  2,130    $ (23,656)   $     5,756
                         -----------    ---------    ---------    -----------
                         -----------    ---------    ---------    -----------

Trade receivables and
inventories               $   24,831     $ 12,831    $       -    $    37,662

Other assets                       -            -      483,531        483,531
                         -----------    ---------    ---------    -----------
    Total assets          $   24,831     $ 12,831    $ 483,531        521,193
                         -----------    ---------    ---------    -----------
                         -----------    ---------    ---------    -----------

11. ADDITIONAL CASH FLOW INFORMATION

                                                                   1999           1998          1997
                                                                -----------    -----------    ----------
Noncash Transactions

Assets acquired in exchange for partnership units                $   8,959       $  17,589     $  14,784
Assets acquired in exchange for assumption of current
liabilities and long term debt                                   $  31,078       $   7,243     $   3,527

Cash Payment Information

Cash paid for interest                                           $  29,002       $  10,939     $   9,942

12. QUARTERLY DATA (UNAUDITED)

FISCAL
1999:                                   SEPTEMBER 30         DECEMBER 31       MARCH 31           JUNE 30
---------------------------------- ------------------ ------------------- --------------  ----------------
Revenues                                    $169,991            $224,053       $338,536          $422,028
Operating income (loss)                      (4,104)              10,289         28,093           (4,025)



Net income (loss)                            (9,266)               4,457         21,230          (11,248)
Net income (loss) per unit                    (0.46)                0.21           0.89            (0.48)


FISCAL
1998:                                   SEPTEMBER 30         DECEMBER 31       MARCH 31           JUNE 30
---------------------------------- ------------------ ------------------- --------------  ----------------

Revenues                                    $152,157            $241,778       $229,332          $144,862
Operating income (loss)                      (2,892)              14,569         19,916           (2,818)
Net income (loss)                            (7,694)               9,502         15,049           (7,431)
Net income (loss) per unit                    (0.44)                0.54           0.76            (0.37)
---------------------------------- ------------------ ------------------- -------------- -----------------

STOCK EXCHANGE AND UNIT PRICE INFORMATION

Cornerstone Propane Partners, L.P. Common Units are traded on the New York Stock Exchange under the symbol CNO. The high and low trading prices for the following quarters were:


Fiscal Year 1999                                   HIGH                    LOW
                                            --------------          --------------
Quarter ended September 30                  $    22 1/2             $    18 1/4
Quarter ended December 31                        21 1/8                  16
Quarter ended March 31                           19                      15 5/8
Quarter ended June 30                            18 7/8                  15 7/16

Fiscal Year 1998
Quarter ended September 30                       23 7/8                  21 1/16
Quarter ended December 31                        23 15/16                22 1/4
Quarter ended March 31                           23 3/8                  20 1/2
Quarter ended June 30                            22 15/16                21

Fiscal Year 1997
Quarter ended March 31                           22 3/8                  20 7/8
Quarter ended June 30                            22 1/8                  19 3/4

TAX INFORMATION

Cornerstone Propane Partners, L.P. is a publicly traded limited partnership. Unitholders are partners in the Partnership and receive cash distributions. A partnership is not generally subject to federal or state income tax. The annual income, gains, losses, deductions, or credits of the Partnership flow through to the Unitholders who are required to report their allocated share of these amounts on their individual tax returns as though the Unitholder had incurred these items directly.

In March 2000, Unitholders of Record will receive Schedule K-1 tax packages that will summarize their allocated share of the Partnership's reportable tax items for the calendar year ended December 31, 1999, and certain information required to be included in their tax returns. It is important to note that cash distributions received during 1999 should not be reported as taxable income even though those distributions may be shown on a statement issued by a broker. Only the amounts shown on the Schedule K-1 should be entered on each Unitholder's 1999 tax return.

Should you have questions regarding the Schedule K-1, please call 800-231-0683.

CASH DISTRIBUTIONS

Cornerstone Propane Partners, L.P.'s Minimum Quarterly Distribution of $0.54 per Common Unit was paid within 45 days after the end of September, December, March and June to Unitholders of Record on the applicable record dates.

CERTIFICATE AND CASH DISTRIBUTION PAYMENT INQUIRIES

Unitholder communications regarding transfer of units, lost certificates, lost distribution checks, or change of address should be directed to:

         Continental Stock Transfer and Trust Company
         Shareholder Services
         2 Broadway, 19th Floor
         New York, NY 10004
         212-509-4000

ADDITIONAL INVESTOR INFORMATION

Investor Relations - Steven M. Chodes
800-299-3101, ext. 213 / 417-532-3100, ext. 213, or access web page

PARTNERSHIP ADDRESS

         Cornerstone Propane Partners, L.P.
         432 Westridge Drive
         Watsonville, CA 95076
         800-288-5206 / 831-724-1921

WEB SITE

         www.cornerstonepropane.com

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



                                                                              For the Periods Ended
                                                             --------------------------------------------------------
                                                             December 16,     September 30,     July 31,     June 30,
                                                                1996              1996            1996         1996
                                                             ------------     ------------     ---------   ----------
REVENUES                                                      $   28,166       $   12,439     $    2,596   $   98,821

COST OF SALES                                                     15,400            6,471          1,439       50,080
                                                              ----------       ----------     ----------   ----------

GROSS PROFIT                                                      12,766            5,968          1,157       48,741
                                                              ----------       ----------     ----------   ----------

EXPENSES
   Operating, general and administrative                           6,386            4,528          2,480       33,020
   Depreciation and amortization                                   1,344            1,087            499        5,875
                                                              ----------       ----------     ----------   ----------
                                                                   7,730            5,615          2,979       38,895
                                                              ----------       ----------     ----------   ----------

OPERATING INCOME                                                   5,036              353         (1,822)       9,846

INTEREST EXPENSE, NET                                              1,917            1,487            217        2,598
                                                              ----------       ----------     ----------   ----------

INCOME (LOSS) BEFORE
   INCOME TAXES                                                    3,119           (1,134)        (2,039)       7,248

INCOME TAX
   PROVISION (BENEFIT)                                             1,197             (400)          (765)       3,550
                                                              ----------       ----------     ----------   ----------

NET INCOME (LOSS)                                             $    1,922       $     (734)    $   (1,274)  $    3,698
                                                              ----------       ----------     ----------   ----------
                                                              ----------       ----------     ----------   ----------



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

                                                                  Additional                                         Total
                                                   Common          Paid-in           Retained       Treasury      Stockholders'
                                                    Stock           Stock            Earnings        Stock           Equity
                                               -----------    ---------------   ---------------   ------------   ----------------
BALANCE, JUNE 30, 1995                           $      12       $     46,099    $         445     $    (21)      $     46,535

NET INCOME                                              --                 --            3,698           --              3,698
                                                 ---------     --------------   --------------    ---------     --------------

BALANCE, JUNE 30, 1996                                  12             46,099            4,143          (21)            50,233

NET LOSS                                                --                 --           (1,274)          --             (1,274)
                                                 ---------     --------------   --------------    ---------     --------------

BALANCE, JULY 31, 1996                                  12             46,099            2,869          (21)            48,959

PURCHASE OF COMPANY STOCK                              (11)           (70,744)              --           --            (70,755)

EFFECT OF PURCHASE ACCOUNTING                           --             26,966           (2,869)          21             24,118

NET LOSS                                                --                 --             (734)          --               (734)
                                                 ---------     --------------   --------------    ---------     --------------

BALANCE, SEPTEMBER 30, 1996                              1              2,321             (734)          --              1,588

PURCHASE OF COMPANY STOCK                               (1)           (13,999)              --           --            (14,000)

EFFECT OF PURCHASE ACCOUNTING                            1             25,677              734           --             26,412

NET INCOME                                              --                 --            1,922           --              1,922
                                                 ---------     --------------   --------------    ---------     --------------

BALANCE, DECEMBER 16, 1996                       $       1       $     13,999    $       1,922     $     --       $     15,922
                                                 ---------     --------------   --------------    ---------     --------------
                                                 ---------     --------------   --------------    ---------     --------------

     See Notes to Consolidated Financial Statements

                            EMPIRE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        FOR THE YEAR ENDED JUNE 30, 1996
                         THE MONTH ENDED JULY 31, 1996,
                   THE TWO MONTHS ENDED SEPTEMBER 30, 1996 AND
               THE TWO AND ONE-HALF MONTHS ENDED DECEMBER 16, 1996
                                 (IN THOUSANDS)

                                                                   December 16,     September 30,    July 31,      June 30,
                                                                       1996             1996           1996         1996
                                                                  -------------    --------------   ----------    ----------
CASH FLOWS FROM OPERATING
   ACTIVITIES
     Net income (loss)                                              $    1,922        $     (734)    $  (1,274)    $  3,698
       Items not requiring (providing) cash:
         Depreciation                                                    1,195             1,002           474        5,593
         (Gain) loss on sale of assets                                      --                (4)            8          (67)
         Amortization                                                      149                85            25          282
         Deferred income taxes                                            (126)               --            --        1,075
     Changes in:
       Trade receivables                                                (6,089)           (2,485)          222       (1,799)
       Inventories                                                        (147)           (3,896)         (340)        (348)
       Accounts payable                                                    998               283           335        1,301
       Accrued expenses and self insurance                               2,114             1,164            (5)       2,124
       Income taxes payable (refundable)                                 1,016               209          (768)         270
       Due from SYN, Inc.                                               (1,863)               --            --           --
       Prepaid expenses and other                                       (1,678)             (536)         (100)        (279)
                                                                   ------------      ------------    ----------    ---------
         Net cash provided by (used in)
           operating activities                                         (2,509)           (4,912)       (1,423)      11,850
                                                                   ------------      ------------    ----------    ---------

CASH FLOWS FROM INVESTING
   ACTIVITIES
     Proceeds from sale of assets                                           25                18            14          162
     Purchases of property and equipment                                (1,475)             (861)         (487)      (3,184)
     Capitalized costs                                                    (242)               --            --           --
     Purchase of assets from SYN Inc.                                       --                --            --      (35,980)
                                                                   ------------      ------------    ----------    ---------
         Net cash used in investing activities                          (1,692)             (843)         (473)     (39,002)
                                                                   ------------      ------------    ----------    ---------

                            EMPIRE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            YEAR ENDED JUNE 30, 1996
                         THE MONTH ENDED JULY 31, 1996,
                   THE TWO MONTHS ENDED SEPTEMBER 30, 1996 AND
               THE TWO AND ONE-HALF MONTHS ENDED DECEMBER 16, 1996
                                 (IN THOUSANDS)

                                                                   December 16,     September 30,    July 31,      June 30,
                                                                       1996             1996           1996         1996
                                                                  -------------    --------------   ----------    ----------
CASH FLOWS FROM FINANCING
   ACTIVITIES
     Increase (decrease) in credit facilities                       $    4,806        $    4,800     $      --     $ (5,500)
     Principal payments on purchase
       Obligations                                                         (64)              (35)          (15)        (126)
     Checks in process of collection                                       (37)               37            --         (158)
     Proceeds from (repayments of)
       acquisition credit facility                                          --           (31,100)           --       35,000
     Proceeds from management buy out
       Loan                                                                 --            94,000            --           --
     Purchase of company stock in
       management buy out                                                   --           (59,000)           --           --
     Payment of debt acquisition costs                                      --            (3,100)           --           --
                                                                    -----------       -----------    ----------    ---------
         Net cash provided by (used in)
           financing activities                                          4,705             5,602           (15)      29,216
                                                                    -----------       -----------    ----------    ---------

INCREASE (DECREASE) IN CASH                                                504              (153)       (1,911)       2,064

CASH, BEGINNING OF PERIOD                                                   --               153         2,064            0
                                                                    -----------       -----------    ----------    ---------

CASH, END OF PERIOD                                                 $      504        $        0     $     153     $  2,064
                                                                    -----------       -----------    ----------    ---------
                                                                    -----------       -----------    ----------    ---------


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

                            EMPIRE ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3:   SYNERGY ACQUISITION

    On August 15, 1995, the Company acquired the assets of 38 retail locations previously operated by Synergy Group, Inc. These locations were purchased from SYN Inc., a company formed for the purpose of acquiring Synergy Group Incorporated. SYN Inc. is majority owned by Northwestern Growth Corporation, a wholly owned subsidiary of Northwestern Public Service Company, and minority owned and managed by Empire Gas. The purchase price of the 38 retail locations was approximately $38 million. The total consideration for the purchase was approximately $36 million in cash financed by the new acquisition credit facility (see Note 5) plus the assets of nine retail locations principally in Mississippi valued at approximately $2 million. The results of operations for the period after August 15, 1995, of the Synergy locations are included in the accompanying financial statements. The purchase price of the Synergy assets has been allocated as follows (In Thousands):

              Current assets                            $      2,499
              Property and equipment                          27,435
              Due from SYN Inc.                                7,978
                                                        ------------
                                                        $     37,912
                                                        ------------
                                                        ------------

    Unaudited pro forma operations assuming the acquisition was made at the beginning of the year ended June 30, 1995, is presented below. Pro forma results for the year ended June 30, 1996, are not presented since they would not differ materially from the audited results of operations presented in the statement of income.


                                                           1995
                                                      (In Thousands)
               Operating revenue                      $     82,222
               Cost of product sold                         40,724
                                                      ------------

               Gross profit                           $     41,498
                                                      ------------
                                                      ------------

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

                            EMPIRE ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3:  SYNERGY ACQUISITION (CONTINUED)

    The purchase price of the assets acquired from SYN Inc. is also subject to adjustment based on the value of consumer tanks, which cannot be located within a specified period of time. The Company has made a claim to SYN Inc. for approximately $4,000,000, which represents the value of unlocated tanks at June 30, 1996. A receivable for these tanks has been recorded on the balance sheet at June 30, 1996. On August 1, 1996, one-half of this receivable was assigned to the former principal shareholder in connection with the management buy out.

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

   The Company has an agreement with a corporation owned by the principal shareholder of the Company, which provides the Company the right to use business guest facilities. The agreement requires annual payments of $250,000. In addition to direct payments, the Company is also responsible for providing vehicles and personnel to serve as security for the facilities. This agreement was terminated August 1, 1996, in connection with the management buy out.

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


NOTE 5:  LONG-TERM DEBT

   Long-term debt at June 30, 1996, consists of the following:

                                                   (In Thousands)
   Revolving credit facility (A)                    $          --
   Acquisition credit facility (B)                         31,100
   Purchase contract obligations (C)                          361
                                                   --------------
                                                           31,461
   Less current maturities                                  6,019
                                                    $      25,442
                                                   --------------
                                                   --------------

                            EMPIRE ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5:   LONG-TERM DEBT (CONTINUED)

(A) The Company has an agreement with a lender to provide a revolving credit facility. The facility provides for borrowings up to $20 million, bears interest at either 1/2% over the lender's prime rate or 1 1/8% over the Eurodollar rate and matures June 30, 2000. The facility includes working capital, capital expenditure, cash flow and net worth requirements as well as dividend restrictions, which limit the payment of cash dividends to 50% of the preceding year's net income. The Company's unused revolving credit line at June 30, 1996, amounted to $18,148,000 after considering $1,852,000 of letters of credit. The credit facility was terminated August 1, 1996, in connection with the management buy out.

(B) On August 15, 1995, the Company modified the above agreement to include a $35 million acquisition credit facility, which was used for the purchase of assets from SYN Inc. The acquisition credit facility bears interest at either 1/2% over the lender's prime rate or 1 1/8% over the Eurodollar rate. The acquisition credit facility requires quarterly principal payments of $1,944,000. This credit facility was terminated August 1, 1996, in connection with the management buy out.

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

(D) On August 1, 1996, in conjunction with the management buyout, the Company entered into an agreement with a lender to provide a $42 million term note maturing December 31, 2002, a $52 million term note maturing December 31, 2006, a $20 million revolving working capital credit facility maturing June 30, 2001, and a $10 million acquisition credit facility maturing June 30, 2001. The Company has the choice of keeping the borrowings at prime or transferring the loans to Eurodollar. Amounts at prime on these notes bear interest at the Bank of Boston daily rate or 1/2% over the Federal Funds Rate. Amounts at Eurodollar on these notes bear interest at the Eurodollar rate plus an applicable margin which is dependent on a ratio of debt (excluding note payable to former principal shareholder and purchase contract obligations) to earnings before depreciation, interest and income taxes. The facility includes working capital, capital expenditures, cash flow and net worth requirements as well as dividend restrictions. This credit facility was terminated December 16, 1996, in connection with the public offering.

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


NOTE 6:  INCOME TAXES

    The provision (credit) for income taxes includes these components (in thousands):

                                                               Two and            Two             One
                                                               One-Half          Months          Month        Year
                                                             Months Ended        Ended           Ended        Ended
                                                             December 16,     September 30,     July 31,     June 30,
                                                                1996             1996            1996         1996
                                                           ---------------   --------------   -----------   -----------
Taxes currently payable (refundable)                        $      1,323     $       (400)     $   (765)    $    2,475
Deferred income taxes                                               (126)              --            --          1,075
                                                            -------------    ------------     ----------    ----------

                                                            $      1,197     $       (400)     $   (765)    $    3,550
                                                            -------------    ------------     ----------    ----------
                                                            -------------    ------------     ----------    ----------

   A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below (in thousands):

                                                                Two and            Two             One
                                                               One-Half           Months          Month        Year
                                                             Months Ended         Ended           Ended        Ended
                                                             December 16,     September 30,     July 31,     June 30,
                                                                1996             1996            1996         1996
                                                           ---------------   --------------   -----------   -----------
    Computed at the statutory rate (34%)                       $  1,060         $   (386)      $   (693)    $    2,464
    Increase resulting from:
       Amortization of excess of cost over
          fair value of net assets acquired                         196               33             17             79
       State income taxes - net of federal
          tax benefit                                               102              (54)          (100)           248
       Change in estimated taxes                                                                                   700
       Other                                                       (161)               7             11             59
                                                            ------------      ----------      ---------    -----------
    Actual tax provision                                       $  1,197         $   (400)      $   (765)    $    3,550
                                                            ------------      ----------      ---------    -----------
                                                            ------------      ----------      ---------    -----------

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

   The Company self-insures the first $250,000 of workers' compensation coverage (per incident). The Company purchased excess coverage from carriers for workers' compensation claims in excess of the self-insured coverage. Provisions for losses expected under this program were recorded based upon the Company's estimates of the aggregate liability for claims incurred. The Company provided letters of credit aggregating approximately $1,852,000 in connection with this program.

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
                                                                                         -------------
                                                                                         -------------


NOTE 10:  ADDITIONAL CASH FLOW INFORMATION (IN THOUSANDS)

                                                              Two and             Two            One
                                                              One-Half          Months          Month         Year
                                                            Months Ended         Ended          Ended         Ended
                                                             December 16,     September 30,     July 31,     June 30,
                                                                 1996             1996            1996         1996
                                                           ---------------   --------------   -----------  -----------
NONCASH INVESTING AND FINANCING
   ACTIVITIES
     Purchase contract obligations incurred                 $       --       $       --       $    --      $    222
     Nonmonetary assets distributed to
       former principal shareholders                                --            6,755            --            --
     Note payable issued to former
       principal shareholder                                        --            5,000            --            --

ADDITIONAL CASH PAYMENT INFORMATION
   Interest paid                                                    --              804           106         2,432
   Income taxes paid (refunded)                                     --             (609)           --         2,995

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

PRICE WATERHOUSE LLP



San Francisco, California
August 8, 1997

                               CGI HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                                   August 1,           Fiscal Year
                                                                                    1996 to               Ended
                                                                                 December 16,           July 31,
                                                                                     1996                 1996
                                                                                ---------------      ---------------
Sales and other revenue                                                          $  185,460             $  384,354
Costs and expenses:
   Cost of sales, except for depreciation
     and amortization                                                               173,155                351,213
   Operating expenses                                                                 8,181                 21,046
   Sale of partnership interest                                                         660                     --
   General and administrative expenses                                                1,738                  3,835
   Depreciation and amortization                                                      1,604                  4,216
   Interest expense                                                                   2,238                  5,470
                                                                                  ---------              ---------

Loss before income taxes                                                             (2,116)                (1,426)
Income tax benefit                                                                     (748)                  (473)
                                                                                  ---------              ---------

Net loss                                                                         $   (1,368)            $     (953)
                                                                                  ---------              ---------
                                                                                  ---------              ---------


  The accompanying notes are an integral part of these financial statements.

                               CGI HOLDINGS, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                                             Additional
                                                            Common                             Paid-In          Accumulated
                                                            Stock           Warrants           Capital            Deficit
                                                        --------------    -------------    --------------     --------------
Balance at July 31, 1995                                $           42    $       2,134    $        8,969     $       (3,292)
Net loss                                                            --               --                --               (953)
Repurchase of common stock                                          --               --               (24)                --
Accrued dividends on redeemable and
   exchangeable preferred stock                                     --               --                --               (778)
                                                        --------------    -------------    --------------     --------------
Balance at July 31, 1996                                            42            2,134             8,945             (5,023)
Net loss                                                            --               --                --             (1,368)
Accrued dividends on redeemable and
   exchangeable preferred stock                                     --               --                --               (116)
                                                        --------------    -------------    --------------     --------------
Balance at December 16, 1996                            $           42    $       2,134    $        8,945     $       (6,507)
                                                        --------------    -------------    --------------     --------------
                                                        --------------    -------------    --------------     --------------


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

FUTURES CONTRACTS

     The Company routinely uses commodity futures contracts to reduce the risk of future price fluctuations for natural gas and LPG inventories and contracts. Gains and losses on futures contracts purchased as hedges are deferred and recognized in cost of sales as a component of the product cost for the related hedged transaction. In the statement of cash flows, cash flows from qualifying hedges are classified in the same category as the cash flows from the items being hedged. Contracts that do not qualify as hedges are marked to market, with the resulting gains and losses charged to current operations. Net realized gains and losses for the four and one-half month period ended December 16, 1996 and for the year ended July 31, 1996 are not material.

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

                               CGI HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



NOTE 2:  ACCOUNTS AND NOTES RECEIVABLE AND OTHER ASSETS (CONTINUED)

     The Company has accounts and notes receivable due from employees that primarily relate to employee stock purchase loans and employee housing assistance programs. The terms of the employee stock purchase loans require interest payments of 6.0% per annum on the outstanding principal balance and that all outstanding principal and interest be paid by October 31, 1997. Under the employee housing assistance program, the Company is a guarantor on primary residential notes issued in conjunction with the Company's relocation program for a fixed term of seven years through October 1997. In conjunction with the purchase of the Company (see Note 12), the balance of accounts and notes receivable due from employees was either repaid or forgiven.

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


NOTE 6:  INCOME TAXES

        The income tax provision for the four and one-half month period ended December 16, 1996 and for the year ended July 31, 1996 are summarized as follows (in thousands of dollars):

                                                  December 16,              July 31,
                                                      1996                    1996
                                                 -------------           -------------
Current provision:
   Federal                                       $          --           $          --
   State                                                    --                      25
                                                 -------------           -------------
                                                            --                      25

Deferred provision (benefit):
   Federal                                                (632)                   (428)
   State                                                  (116)                    (70)
                                                 -------------           -------------
                                                          (748)                   (498)
                                                 -------------           -------------

                                                 $        (748)          $        (473)
                                                 -------------           -------------
                                                 -------------           -------------

                               CGI HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



NOTE 6:  INCOME TAXES (CONTINUED)

     A reconciliation of the Company's income tax provision computed at the United States federal statutory rate to the effective rate for the recorded provision for income taxes for the four and one-half month period ended December 16, 1996 and for the year ended July 31, 1996 is as follows:

                                                  December 16,              July 31,
                                                      1996                    1996
                                                 -------------           -------------
Federal statutory rate                                 (34)%                   (34)%
Amortization of cost in excess of assets
   Acquired                                              2                       7
State franchise taxes, net of federal income
   tax benefit                                          (5)                      2
Prior year tax adjustments                              --                      (5)
Other, net                                               2                      (3)
                                                     -----                   -----

                                                       (35)%                   (33)%
                                                     -----                   -----
                                                     -----                   -----

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

EMPLOYEE BENEFIT PLANS (CONTINUED)

     Additionally, the Company provides certain health and life insurance benefits to all eligible full time employees. Expenses are recorded based upon actual paid claims and expected liabilities for incurred but not reported claims at year-end.

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

                                                                   Options                   Per Share Range
                                                                   -------          -------------------------------
Outstanding at July 31, 1996                                          174,973       $      0.01         $      9.13
   Granted                                                                 --
   Exercised                                                               --
   Canceled                                                                --
                                                               --------------

Outstanding at December 16, 1996                                      174,973       $      0.01         $      9.13
Available for grant at December 16, 1996                                   27

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




                                                      ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
August 4, 1997

                            SYN INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)

                                                                                                     For the Period
                                                                                    For the Period   from Inception
                                                                                    July 1, 1996     August 15, 1995
                                                                                         to                to
                                                                                    December 16,        June 30,
                                                                                        1996               1996
                                                                                    --------------   ---------------
REVENUES                                                                               $  44,066        $  96,092

COST OF PRODUCT SOLD                                                                      23,322           46,187
                                                                                       ---------        ---------

GROSS PROFIT                                                                              20,744           49,875
                                                                                       ---------        ---------

OPERATING EXPENSES
   Salaries and commissions                                                                7,252           14,520
   General and administrative                                                              6,151           14,225
   Depreciation and amortization                                                           1,904            3,329
   Related-party corporate administration
     and management fees                                                                   1,668            3,281
                                                                                       ---------        ---------
       Total operating expenses                                                           16,975           35,355
                                                                                       ---------        ---------

OPERATING INCOME                                                                           3,769           14,520

INTEREST EXPENSE, INCLUDING $2,214 AND
   $4,388 TO RELATED PARTY                                                                 3,311            5,584
                                                                                       ---------        ---------

INCOME BEFORE INCOME TAXES                                                                   458            8,936

PROVISION FOR INCOME TAXES                                                                   298            3,675
                                                                                       ---------        ---------

NET INCOME                                                                                   160            5,261

DIVIDENDS ON CUMULATIVE PREFERRED STOCK                                                   (3,878)          (7,260)
                                                                                       ---------        ---------

NET LOSS APPLICABLE TO COMMON
         STOCKHOLDERS                                                                  $  (3,718)       $  (1,999)
                                                                                       ---------        ---------
                                                                                       ---------        ---------


  The accompanying notes are an integral part of these financial statements.

                            SYN INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                        Common Stock
                                                             ---------------------------------------
                                    Preferred Stock                                       Additional                     Total
                                 ------------------------                                   Paid-in     Accumulated   Stockholders'
                                  Shares         Amount       Shares       Amount           Capital       Deficit        Equity
                                 ----------    ----------    ----------    ----------     ----------    ----------    ------------
BALANCE AT INCEPTION,
   AUGUST 15, 1995                       --    $       --            --    $       --     $       --    $       --    $       --
     Common stock issued                 --            --       100,000             1             99            --           100
     Preferred stock issued          55,312        55,312            --            --             --            --        55,312
     Dividends on
       preferred stock,
       $131.25 per share                 --            --            --            --             --        (7,260)       (7,260)
     Net income                          --            --            --            --             --         5,261         5,261
                                 ----------    ----------    ----------    ----------     ----------    ----------    ----------

BALANCE,                             55,312        55,312       100,000             1             99        (1,999)       53,413
   JUNE 30, 1996
     Dividends on
       preferred stock,
       $70.11 per share                  --            --            --            --             --        (3,878)       (3,878)
     Net income                          --            --            --            --             --           160           160
                                 ----------    ----------    ----------    ----------     ----------    ----------    ----------

BALANCE,
   DECEMBER 16,
   1996                              55,312    $   55,312       100,000    $        1     $       99    $   (5,717)   $   49,695
                                 ----------    ----------    ----------    ----------     ----------    ----------    ----------
                                 ----------    ----------    ----------    ----------     ----------    ----------    ----------


  The accompanying notes are an integral part of these financial statements.

                            SYN INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                                              For the Period
                                                                                            For the Period    from Inception
                                                                                             July 1, 1996     August 15, 1995
                                                                                                 to                 to
                                                                                             December 16,         June 30,
                                                                                                 1996               1996
                                                                                            -------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                                   $     160         $   5,261
   Adjustments to reconcile net income to net cash from
     operating activities:
       Depreciation and amortization                                                                1,904             3,329
       Gain on sale of assets                                                                         233                --
       Deferred income tax benefit                                                                    298             3,624
       Changes in assets and liabilities, net of effect of acquisitions
         Trade receivables                                                                         (1,991)           (1,247)
         Inventories                                                                               (1,873)              704
         Prepaid expenses                                                                            (569)              189
         Accounts payable                                                                           2,549            (5,571)
         Accrued expenses                                                                           3,602            (3,423)
                                                                                                ---------         ---------
           Net cash provided by operating activities                                                4,313             2,866
                                                                                                ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of assets of Synergy Group Incorporated                                                 --          (150,922)
   Proceeds from the sale of certain Synergy Group
     Incorporated assets to Empire Energy Corporation                                                  --            35,980
   Expenditures for property and equipment                                                         (4,240)           (9,182)
   Proceeds from sale of assets                                                                       129               474
   Proceeds from disposal of companies                                                                829                --
   Acquisitions, net of cash received                                                                (469)               --
   Decrease in investments and restricted cash deposits                                                --                70
                                                                                                ---------         ---------
           Net cash used in investing activities                                                   (3,751)         (123,580)
                                                                                                ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings on credit facility                                                                   20,367                --
   Payments on credit facility                                                                    (16,532)               --
   Borrowing under long-term debt agreements                                                           --            23,910
   Proceeds from issuance of common stock                                                              --               100
   Proceeds from issuance of preferred stock                                                           --            52,812
   Proceeds from issuance of note payable - related party                                              --            52,812
   Borrowings from related party                                                                       --            36,458
   Repayments to related party                                                                         --           (36,458)
   Payment on long-term debt agreements                                                              (242)           (1,834)
   Preferred stock dividends paid                                                                  (3,878)           (7,072)
                                                                                                ---------         ---------
           Net cash provided by (used in) financing activities                                       (285)          120,728
                                                                                                ---------         ---------

INCREASE IN CASH                                                                                      277                14
CASH, BEGINNING OF PERIOD                                                                              14                --
                                                                                                ---------         ---------
CASH, END OF PERIOD                                                                             $     291         $      14
                                                                                                ---------         ---------
                                                                                                ---------         ---------

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

                            SYN INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SYNERGY ACQUISITION (CONTINUED)

     These amounts receivable in connection with the acquisition of SGI are management's best estimate of the amounts that will ultimately be due from the Former Stockholders. However, the parties continue to negotiate final settlement and the Former Stockholders have objected to a number of the claims made by Synergy. An adjustment of the consideration paid for SGI could also result in an adjustment in the amount of consideration received from Empire Energy.

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

PROPERTY AND EQUIPMENT

     For financial reporting purposes, property and equipment are stated at acquisition cost. Repairs and maintenance costs that do not significantly extend the useful lives of the respective assets are charged to operations as incurred. Depreciation is computed using the straight-line method over the following estimated useful lives of the assets:

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

     Aggregate annual maturities of the long-term debt outstanding at June 30, 1996, are as follows (in thousands):

                   1997                $   1,025
                   1998                   24,603
                   1999                      680
                   2000                      204
                   2001                      200
                                        --------
                                       $  26,712
                                        --------
                                        --------

NOTE 3:   OPERATING LEASES

     Synergy leases retail location sales offices under noncancelable operating leases expiring at various times through 2006. These leases generally contain renewal options and require Synergy to pay all executory costs (property taxes, maintenance and insurance).

     Scheduled future minimum lease payments (in thousands) at June 30, 1996, were:

                    1997                 $    598
                    1998                      310
                    1999                      206
                    2000                       41
                    2001                       19
                    Thereafter                 53
                                          -------

                                         $  1,227
                                          -------
                                          -------

     Lease expense during the five and one-half months ended December 16, 1996, and the period ended June 30, 1996, was approximately $320,000 and $600,000.

                            SYN INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5:        INCOME TAXES

     The provision for income taxes includes the following components (in thousands):

                                                                     For the
                                                                     Period
                                                   For the             from
                                                   Period            Inception
                                                   July 1,          (August 15,
                                                    1996               1995)
                                                     to                 to
                                                December 16,         June 30,
                                                    1996               1996
                                                ------------       -----------
Taxes currently payable                        $         --       $         51
Deferred income taxes                                   298              3,624
                                                ------------       -----------

                                               $        298       $      3,675
                                                ------------       -----------
                                                ------------       -----------

     A reconciliation of income tax expense at the statutory rate to the actual income tax expense is as follows (in thousands):




                                                                                       For the
                                                                                       Period
                                                                    For the             from
                                                                    Period            Inception
                                                                    July 1,          (August 15,
                                                                     1996               1995)
                                                                      to                 to
                                                                 December 16,         June 30,
                                                                     1996               1996
                                                                 ------------        ------------
Taxes computed at statutory rate (34%)                          $      156          $    3,038
Amortization of excess of cost over fair
   value of net assets acquired                                        126                 157
State income taxes, net of federal tax benefit                          18                 378
Other                                                                   (2)                102
                                                                 ------------        ------------

Actual tax provision                                            $      298          $    3,675
                                                                 ------------        ------------
                                                                 ------------        ------------

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


NOTE 8:        ADDITIONAL CASH FLOW INFORMATION (IN THOUSANDS)


                                                                                                    For the
                                                                                                    Period
                                                                                 For the             from
                                                                                 Period            Inception
                                                                                 July 1,          (August 15,
                                                                                  1996               1995)
                                                                                   to                 to
                                                                              December 16,         June 30,
                                                                                  1996               1996
                                                                              ------------        -----------
Assets acquired through issuance of:
    Long-term debt                                                            $     1,468          $   2,250
    Preferred stock                                                                    --              2,500

Additional cash payment information:
    Interest paid                                                                   3,339              5,535
    Income taxes paid                                                                 190              2,284

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



Springfield, Missouri
October 9, 1996

                           SYNERGY GROUP INCORPORATED

                      CONSOLIDATED STATEMENT OF OPERATIONS

                        FOR THE FOUR AND ONE-HALF MONTHS
                              ENDED AUGUST 14, 1995
                                 (IN THOUSANDS)


                                                                 For the
                                                                Four and
                                                                One-Half
                                                                 Months
                                                                  Ended
                                                               August 14,
                                                                  1995
                                                              ----------
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

See Notes to Consolidated Financial Statements

                           SYNERGY GROUP INCORPORATED

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                        FOR THE FOUR AND ONE-HALF MONTHS
                              ENDED AUGUST 14, 1995
                             (DOLLARS IN THOUSANDS)


                                        Series A    Series B      Class A      Class B   Additional   Retained   Stockholders'
                                        Preferred   Preferred     Common       Common      Paid-in    Earnings      Equity
                                          Stock       Stock        Stock        Stock      Capital    (Deficit)    (Deficit)
                                        ---------   ---------     -------      --------  ----------   --------   ------------
BALANCE, MARCH 31, 1995                 $  25,000   $  16,700     $     1      $    40   $   11,378  $ (68,882)  $   (15,763)

NET LOSS                                       --          --          --           --           --     (9,813)       (9,813)
                                         --------    --------     -------      -------     --------   --------    ----------

BALANCE, AUGUST 14, 1995                $  25,000   $  16,700   $       1      $    40    $  11,378  $ (78,695)  $   (25,576)
                                         --------    --------     -------      -------     --------   --------    ----------
                                         --------    --------     -------      -------     --------   --------    ----------

See Notes to Consolidated Financial Statements

                           SYNERGY GROUP INCORPORATED

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                        FOR THE FOUR AND ONE-HALF MONTHS
                              ENDED AUGUST 14, 1995
                                 (IN THOUSANDS)


                                                                          For the
                                                                          Four and
                                                                          One-Half
                                                                           Months
                                                                           Ended
                                                                         August 14,
                                                                            1995
                                                                       -----------
CASH FLOWS FROM OPERATING
   ACTIVITIES
     Net loss                                                         $    (9,813)
       Items not requiring (providing) cash:
         Depreciation                                                       1,770
         Amortization                                                          75
         Gain on sale of assets                                               (61)
     Changes in:
       Trade receivables                                                    5,139
       Inventories                                                          1,251
       Accounts payable and accrued expenses                                3,591
       Prepaid expenses and other                                             764
                                                                       -----------
         Net cash provided by operating activities                          2,716
                                                                       -----------

CASH FLOWS FROM INVESTING
   ACTIVITIES
     Proceeds from sale of assets                                             104
     Purchase of property and equipment                                      (596)
     Change in restricted cash deposits                                      (615)
                                                                       -----------
         Net cash used in investing activities                             (1,107)
                                                                       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Payments on long-term debt                                              (108)
     Decrease in credit facilities                                         (1,000)
                                                                       -----------
         Net cash used in financing activities                             (1,108)
                                                                       -----------

INCREASE IN CASH                                                              501

CASH, BEGINNING OF PERIOD                                                   1,246
                                                                       -----------
CASH, END OF PERIOD                                                   $     1,747
                                                                       -----------
                                                                       -----------


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

NOTE 4:    NOTES PAYABLE

    Long-term debt consists of the following:

                                                                           August 14,
                                                                              1995
                                                                         --------------
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

(B) In August 1989, the Company entered into a revolving credit agreement with a bank under which the maximum credit line available is $20,000,000. On September 14, 1990, a party related to the Company repaid the bank and the bank assigned the credit agreement to the related party. The credit agreement contains certain restrictive covenants. Borrowings under the credit facility are secured by cash, accounts receivable and inventory. Interest based on the prime rate plus 1 1/2% is payable quarterly. The amount outstanding under the facility was not repaid by the Company on the maturity date of April 1, 1993. The failure to repay the facility constituted an Event of Default. In November 1993 the maximum credit line available under the facility was increased to $25,000,000 with advances in excess of $20,000,000 at the discretion of the related party. The maturity date of the revolving credit agreement was extended to September 30, 1996.

(C) Purchase contract obligations arise from the purchase of operating businesses or other assets and are collateralized by the respective assets acquired. At August 14, 1995, these obligations carried interest rates from 8% to 14.5% and are due periodically through 1999.

                           SYNERGY GROUP INCORPORATED

NOTE 5:    OPERATING LEASES

     The Company leases certain property and equipment under lease agreements expiring through 2011. At August 14, 1995, future minimum lease payments under noncancelable operating leases are as follows:

                        1996                $     907
                        1997                      971
                        1998                      402
                        1999                      238
                        2000                      191
                                              -------

                                            $   2,709
                                              -------
                                              -------

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