Form 10-Q
period 1999-09-30
CORNERSTONE PROPANE PARTNERS LP
filed 1999-11-12
CIK 1024338

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                          Commission File Number 1-2499

                       CORNERSTONE PROPANE PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

             Delaware                                        77-0439862
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                        Identification Number)

432 Westridge Drive\Watsonville, California                    95076
(Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code: (831) 724-1921

                                      NONE
              (Former name, former address and former fiscal year,
                         if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes X   No____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 12, 1999: 16,788,894 - Common Units

                       CORNERSTONE PROPANE PARTNERS, L.P.

                                TABLE OF CONTENTS

                                                                                  PAGES
                          Part I. Financial Information
Item 1. Financial Statements

         Cornerstone Propane Partners, L.P.

         Consolidated Balance Sheets as of September 30, 1999 and 1998,              1
             and June 30, 1999

         Consolidated Statements of Operations for the Three Months Ended            2
             September 30, 1999 and 1998

         Consolidated Statements of Cash Flows for the Three Months Ended
             September 30, 1999 and 1998                                             3

         Consolidated Statements of Comprehensive Net Income for the
             Three Months Ended September 30, 1999 and 1998                          4

         Notes to Consolidated Financial Statements                                  5

Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations of Cornerstone Propane Partners, L.P.
             for the Three Months Ended September 30, 1999 compared to the
             Three Months Ended September 30, 1998                                   9

                           Part II. Other Information

Item 6.      Exhibits and Reports on Form 8-K                                       16

             Signature                                                              17

                CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except unit data)
                                   (Unaudited)

                                     ASSETS

                                                                     September 30,               June 30,
                                                               ---------------------------     ------------
                                                                  1999            1998            1999
                                                               ------------    -----------     ------------
Current assets:
   Cash and cash equivalents                                     $  7,722        $  8,292        $  9,229
   Trade receivables, net                                          62,989          25,501          29,097
   Inventories                                                     57,779          11,552          42,629
   Prepaid expenses                                                 1,275           8,538           5,444
   Other current assets                                             5,826           1,013           4,690
                                                                 --------        --------        --------
         Total current assets                                     135,591          54,896          91,089

Property, plant and equipment, net                                341,412         278,479         336,820
Goodwill, net                                                     317,990         226,769         314,735
Other intangible assets, net                                       32,016          18,920          31,612
Due from related parties                                                -               -           3,020
Other assets                                                        4,428           1,847           3,968
                                                                 --------        --------        --------
         Total assets                                            $831,437        $580,911        $781,244
                                                                 ========        ========        ========

                        LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Current portion of long-term debt                             $ 11,256        $  2,822        $ 10,456
   Trade accounts payable                                          35,809          16,252          33,182
   Accrued expenses                                                64,183          33,166          27,425
                                                                 --------        --------        --------
         Total current liabilities                                111,248          52,240          71,063

Long-term debt, net of current portion                            417,252         260,321         388,484
Due to related parties                                              5,352           1,813               -
Other noncurrent liabilities                                        6,219           2,500           6,170
                                                                 --------        --------        --------
         Total liabilities                                        540,071         316,874         465,717
                                                                 --------        --------        --------

Partners' capital:
   Common Unitholders                                             200,534         173,573         220,077
   Subordinated Unitholders                                        84,850          85,101          88,965
   General Partners                                                 5,982           5,363           6,485
                                                                 --------        --------        --------
         Total Partners' capital                                  291,366         264,037         315,527
                                                                 --------        --------        --------

         Total liabilities and partners' capital                 $831,437        $580,911        $781,244
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

                CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per unit data)
                                   (Unaudited)


                                                          Three Months Ended
                                                             September 30,
                                                  ----------------------------------
                                                      1999                1998
                                                  --------------  ------------------
Revenues                                            $ 556,527         $ 169,991

Cost of sales                                         521,435           143,292
                                                    ---------         ---------

    Gross profit                                       35,092            26,699
                                                    ---------         ---------

Expenses:
    Operating, general and administrative              33,382            25,681
    Depreciation and amortization                       8,169             5,122
                                                    ---------         ---------
          Total expenses                               41,551            30,803
                                                    ---------         ---------

    Operating loss                                     (6,459)           (4,104)
Interest expense                                        8,360             5,133
                                                    ---------         ---------
    Income before provision for income taxes          (14,819)           (9,237)
Provision for income taxes                                 48                29
                                                    ---------         ---------

     Net loss                                       $ (14,867)        $  (9,266)
                                                    =========         =========

General partner's interest in net loss              $    (297)        $    (185)
                                                    =========         =========

Limited partners' interest in net loss              $ (14,570)        $  (9,081)
                                                    =========         =========

Limited partners' net loss per unit                 $    (.62)        $    (.46)
                                                    =========         =========

Weighted average number of units outstanding           23,387            19,859
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

                CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                          Three Months Ended
                                                                                              September 30,
                                                                                      ---------------------------
                                                                                         1999             1998
                                                                                      -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                           $(14,867)        $ (9,266)
    Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                       8,169            5,122
       Loss on sale of assets                                                               400              119
       Foreign currency translation                                                         (12)               -
      Changes in assets and liabilities, net of effect of acquisitions:
           Trade receivables                                                            (33,814)          (6,780)
           Inventories                                                                  (15,007)           6,782
           Prepaid expenses and other current assets                                      3,097           (2,397)
           Trade accounts payable and accrued expenses                                   39,177            1,575
                                                                                       --------         --------
                   Net cash used in operating activities                                (12,857)          (4,845)
                                                                                       --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Expenditures for property, plant and equipment                                       (4,346)          (2,800)
    Acquisitions, net of cash received                                                  (10,136)          (6,640)
    Other investments                                                                      (460)             (43)
                                                                                       --------         --------
                   Net cash used in investing activities                                (14,942)          (9,483)
                                                                                       --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings on Working Capital Facility                                               28,700           21,780
    Financing costs                                                                         (30)               -
    Advances from related parties                                                         8,372              129
    Payments on purchase obligations                                                     (1,498)          (1,372)
    General Partners' contribution                                                            -               20
    Partnership distributions                                                            (9,252)          (7,303)
                                                                                       --------         --------
                   Net cash provided by financing activities                             26,292           13,254
                                                                                       --------         --------

DECREASE IN CASH AND CASH EQUIVALENTS                                                    (1,507)          (1,074)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            9,229            9,366
                                                                                       --------         --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $  7,722         $  8,292
                                                                                       ========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for Interest                                                             $  6,566         $  8,270
                                                                                       ========         ========

NON-CASH INVESTING & FINANCING ACTIVITIES
    Assets acquired in exchange for Common Units                               $              -         $  1,006
                                                                                       ========         ========
    Assets acquired in exchange for debt                                               $  2,415         $  1,782
                                                                                       ========         ========

            The accompanying notes are an integral part of these
                   consolidated financial statements.

                CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE NET INCOME
                             (Dollars in thousands)
                                   (Unaudited)

                                                                         Three Months Ended
                                                                           September 30,
                                                                -----------------------------------
                                                                        1999               1998
                                                                        ----               ----
Net loss                                                               $(14,867)        $ (9,266)

Other comprehensive income:

     Foreign currency adjustments                                           (12)               -
                                                                        --------         --------

     Comprehensive net income                                          $(14,879)        $ (9,266)
                                                                        ========         ========


                                                                         Three Months Ended
Reconciliation of accumulated other comprehensive income:                  September 30,
                                                                -------------------------------------
                                                                        1999               1998
                                                                        ----               ----

Balance, beginning of period                                              $(229)        $    -

Current period change                                                       (12)             -
                                                                          -----         ------

Balance, end of period                                                    $(241)        $    -
                                                                          =====         ======

           The accompanying notes are an integral part of these consolidated financial statements.

                            CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Dollars in thousands, except unit data)
                                               (Unaudited)

1.       BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of Cornerstone Propane Partners, L.P. ("Cornerstone Partners") and its subsidiary, Cornerstone Propane L.P. (the "Operating Partnership") and the Operating Partnership's corporate subsidiaries, Cornerstone Sales and Service Corporation ("CSSC"), Cornerstone Holding Corporation ("CHC"), Propane Continental, Inc. ("PCI") and Flame, Inc., after elimination of all material intercompany balances and transactions. Cornerstone Partners, the Operating Partnership, CSSC, CHC, PCI and Flame, Inc. are collectively referred to as the "Partnership."

    The accompanying interim consolidated financial statements of the Partnership are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been reflected in the interim periods presented. Such adjustments consisted only of normal recurring items. The Partnership's business is seasonal and, accordingly, interim results are not indicative of results for a full year. The significant accounting policies and certain financial information which are normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been condensed or omitted. The accompanying consolidated financial statements of the Partnership should be read in conjunction with the consolidated financial statements and related notes included in the Partnership's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

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

                CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except unit data)
                                   (Unaudited)

    In December 1998 the Partnership acquired all of the outstanding stock of PCI in a purchase transaction. The following unaudited pro forma financial data presents the effect of the acquisition of PCI as if it had occurred on July 1, 1998. The pro forma financial data is provided for informational purposes only and does not purport to be indicative of the results which would have been obtained if the acquisition had been effective on the first day of the period presented. The unaudited pro forma financial information reflects the amortization of the excess purchase price over the fair value of net assets acquired and the income tax effect thereof (in thousands, except per unit data):

                                                     Pro Forma
                                                  Three Months Ended
                                      September 1999            September 1998
                                      --------------            --------------
Revenue                                    $ 556,527                  $ 196,107
Net Loss                                     (14,867)                   (11,351)
Limited partners' net loss per unit             (.62)                      (.66)

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

    The MQD for the three-month period from April 1, 1999 to June 30, 1999 of $.54 per common unit totaling $9,252 was paid on August 13, 1999. On October 27, 1999, the MQD for the period July 1, 1999 to September 30, 1999 was declared in the amount of $9,252 representing, in the aggregate, distributions to the Common Unit Holders and General Partner at $.54 per common unit. This distribution will be paid on November 15, 1999. The MQD for the three-month period from April 1, 1998 to June 30, 1998 of $.54 per common unit totaling $7,303 was paid on August 14, 1998. The MQD for the three-month period from July 1, 1998 to September 30, 1998 of $.54 per common unit totaling $7,337 was paid November 13, 1998.

                CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except unit data)
                                   (Unaudited)

3.   ACQUISITIONS

    The Partnership consummated six acquisitions during the three months ended September 30, 1999 for total consideration of approximately $10.3 million in cash and $2.4 million in liabilities assumed.

    The Partnership consummated five acquisitions during the three months ended September 30, 1998 for total consideration of approximately $8.8 million of which approximately $.4 million was in the form of Cornerstone Common Units, $6.6 million was paid in cash and $1.8 million was for liabilities assumed. In addition, contingent consideration paid during the quarter related to prior acquisitions was approximately $.6 million and was in the form of Cornerstone Common Units.

    All acquisitions have been accounted for using the purchase method of accounting.

4.   LIMITED PARTNERS' NET LOSS PER UNIT

    Limited Partners' net loss per unit is computed by dividing net loss, after considering the General Partners' 2% interest, by the weighted average number of Common and Subordinated Units outstanding during the quarter.

5.   RECENTLY ISSUED ACCOUNTING STANDARDS

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. SFAS No. 133 provides a comprehensive standard for the recognition and measurement of derivatives and hedging activities. The standard requires all derivatives to be recorded on the balance sheet at fair value and establishes special accounting for three types of hedges. The accounting treatment for each of these three types of hedges is unique but results in including the offsetting changes in fair values of cash flows of both the hedge and hedged item in results of operations in the same period. Changes in fair value of derivatives that do not meet the criteria of one of the aforementioned categories of hedges are included in the results of operations. The Partnership must adopt the provisions of SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" for the Partnership's fiscal year beginning July 1, 2000. Management is currently evaluating the impact that SFAS 133 may have on the Partnership's financial statements.

                CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except unit data)
                                   (Unaudited)

6.   SUBSEQUENT EVENT

On November 4, 1999, the Partnership issued $60 million in additional Senior Notes. These notes will bear interest at an average rate of 8.175%, with maturity dates ranging from July 31, 2005 to July 31, 2009, and require semi-annual interest payments each January 31 and July 31. These notes will rank on an equal and ratable basis with the Operating Partnership's other Senior Secured Note obligations. The proceeds from the issuance of these notes were used to pay down borrowings on the Refunding Credit Agreement which were incurred in conjunction with acquisitions.

                CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the historical financial condition and results of operations for the Partnership should be read in conjunction with the historical financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

GENERAL

The Partnership is a Delaware limited partnership initially formed to own and operate the propane business and assets of SYN Inc., Empire Energy Corporation and CGI Holdings, Inc. The Partnership's management believes that it is the fourth largest retail marketer of propane in the United States, serving more than 460,000 residential, commercial, industrial and agricultural customers from 297 customer service centers in 34 states.

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

                CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



ANALYSIS OF HISTORICAL RESULTS OF OPERATIONS

The following discussion compares the results of operations and other data of the Partnership for the three-month period ended September 30, 1999, to the three-month period ended September 30, 1998.

VOLUME. During the three months ended September 30, 1999, the Partnership sold 46.4 million retail propane gallons, an increase of 7.0 million gallons or 17.8% from the 39.4 million retail propane gallons sold during the three months ended September 30, 1998. Increased retail sales volumes reflect the additions related to acquired operations, offset to some extent by reduced crop drying sales that were adversely impacted by the fall hurricane season. Heavy rains in many parts of the eastern United States caused extensive damage and destruction to agricultural crops. Acquisitions of new propane businesses since October 1, 1998 accounted for 7.9 million gallons sold during the three months ended September 30, 1999.

REVENUES. Revenues increased by $386.5 million or 227.4% to $556.5 million for the three months ended September 30, 1999, as compared to $170.0 million for the three months ended September 30, 1998. This increase was attributable to an increase in CEG revenues of $372.7 million or 284.9% to $503.5 million for the three months ended September 30, 1999, as compared to $130.8 million for the three months ended September 30, 1998. This increase was due primarily to the increase in natural gas and crude oil sales from the Petro Source and ERI acquisitions completed in January 1999. Revenues for the retail business increased by $13.8 million or 35.3% to $53.0 million for the three months ended September 30, 1999, as compared to $39.2 million for the three months ended September 30, 1998. This increase reflected the increase in retail volumes described above coupled with an increase in the average retail sales price per gallon of propane. Retail propane selling prices have been raised over last year in response to significant product cost increases.

COST OF PRODUCT SOLD. Cost of product sold increased by $378.1 million or 263.9% to $521.4 million for the three months ended September 30, 1999, as compared to $143.3 million for the three months ended September 30, 1998. The increase in cost of product sold was primarily due to the increased CEG natural gas and crude oil sales described above and increased retail volumes and product costs as noted above. As a percentage of revenues, cost of product sold increased to 93.7% for the three months ended September 30, 1999, as compared to 84.3% for the three months ended September 30, 1998, due to a change in the mix between the CEG and Retail segments.

                CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GROSS PROFIT. Gross profit increased $8.4 million or 31.4% to $35.1 million for the three months ended September 30, 1999, compared to $26.7 million for the three months ended September 30, 1998. Margins per Retail gallon for the three months ended September 30, 1999 were 11% better than the prior year. This was attributable to increased service and equipment rental charges, partially offset by lower propane margins per gallon which have been adversely impacted by significant product cost increases. As a percentage of revenues, gross profit decreased to 6.3% for the three months ended September 30, 1999, as compared to 15.7% for the three months ended September 30, 1998 due to a higher CEG mix that has lower gross profit margins. Gross profit from propane businesses acquired since October 1, 1998 was $5.1 million for the three months ended September 30, 1999.

OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES. Operating, general and administrative expenses increased by $7.7 million or 30.0% to $33.4 million for the three months ended September 30, 1999, as compared to $25.7 million for three months ended September 30, 1998. Approximately $5.2 million, or 67.5%, of this increase was attributable to increases in salaries and other operating expenses resulting from the acquisitions of new businesses and the correspondingly increased sales volumes discussed above. As a percentage of revenues, operating, general and administrative expenses decreased to 6.0% for the three months ended September 30, 1999, as compared to 15.1% for the three months ended September 30, 1998.

                CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. Cash used for operating activities during the three-month period ended September 30, 1999 was $12.9 million. Cash flow from operations included a net loss of $14.9 million and non-cash charges of $8.5 million for the period, comprised of depreciation and amortization expense, loss on asset sales, and foreign currency translation adjustments. The impact of working capital changes decreased cash flow by approximately $6.5 million.

INVESTING ACTIVITIES. Cash used for investing activities for the three-month period ended September 30, 1999 totaled $14.9 million, which was principally related to Partnership acquisitions and for purchases of plant and equipment.

FINANCING ACTIVITIES. Cash provided by financing activities was $26.3 million for the three months ended September 30, 1999, which reflects the $28.7 million proceeds received from borrowings on the Working Capital Facility and advances from related parties and other transactions of $8.4 million, offset in part by repayments of purchase contract obligations of $1.5 million, and cash distributions paid to Unitholders of $9.3 million.

FINANCING AND SOURCES OF LIQUIDITY

    The Partnership's obligations under the Note Agreements under which its Senior Notes were issued and its Refunding Credit Agreement are secured by a security interest in the Operating Partnership's inventory, accounts receivable and certain customer storage tanks. The Note and Refunding Credit Agreements contain various terms and covenants including financial ratio covenants with respect to debt and interest coverage and limitations, among others, on the ability of the Partnership to incur additional indebtedness, create liens, make investments and loans, enter into mergers, consolidations or sales of all or substantially all of its assets. Generally, so long as no default exists or would result, the Partnership is permitted to make distributions during each fiscal quarter in an amount not in excess of Available Cash with respect to the immediately preceding quarter. The Operating Partnership and Cornerstone Partners were in compliance with all terms and covenants at September 30, 1999.

                CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

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

    The Partnership is currently using internal and external resources to identify, correct and test large quantities of lines of application software code for systems that were developed internally. Remediation of these systems is expected to be completed by November 1999 except for the Partnership's Retail Information System, consisting principally of its billing and accounts receivable systems, which is already Year 2000 compliant. Since January 1997, the Partnership has been converting its old billing system installed at each customer service center to the new Retail Information System. Currently, approximately 99% of the Partnership's customer service centers are running the new system, and the planned rollout to the balance of the service centers will be completed by November 1999.

                CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    Software developed externally has been evaluated for Year 2000 compliance and has been upgraded or replaced. The Partnership's NT-platform-based year 2000 compliant financial system was installed in January 1999. The new financial system encompasses general ledger, accounts payable and fixed assets. Remediation efforts for sub-systems integrated with the financial system are scheduled for completion in November 1999. The Partnership's oil and gas systems were replaced with a year 2000 compliant third party solution in October 1999. The Partnership is using this process as an opportunity to upgrade and enhance its information systems.

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

    Through September 1999, the Partnership estimates that incremental costs of approximately $1.9 million have been incurred and expensed related to Year 2000 issues. Since many systems are being modified to provide significant enhanced capabilities, the Year 2000 expenses have not been nor are planned to be specifically tracked. The current estimated additional cost to complete remediation is expected to be less than $0.1 million. The Partnership expects that a portion of these costs will be capitalized, as they are principally related to adding new software applications and functionality. Other costs will continue to be expensed as incurred.

                CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    The Partnership's current estimates of the amount of time and costs necessary to remediate and test its computer systems are based on the facts and circumstances existing at this time. The estimates were made using assumptions of future events including the continued availability of existing resources, Year 2000 modification plans, implementation success by third parties, and other factors. New developments may occur that could affect the Partnership's estimates of the amount of time and costs necessary to modify and test its IT and non-IT systems for Year 2000 compliance. These developments include, but are not limited to: (i) the availability and cost of personnel trained in this area, (ii) the ability to locate and correct all relevant computer codes and equipment and (iii) the planning and Year 2000 compliance success that key suppliers, vendors and customers attain.

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

                CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

                           PART II. OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K

a)       Exhibits:
                           10.12* Coast Energy Group Stock Appreciation Rights Agreement, dated March 23, 1999.

                           27        Financial Data Schedule

b)       Reports on Form 8-K:

              None


*  Management contract or compensatory plan or arrangement.

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

                                           Cornerstone Propane Partners, L.P.
                                           ----------------------------------
                                                  (Registrant)


                                     By:   Cornerstone Propane GP, Inc.
                                           as Managing General Partner


Date:  November 12, 1999             By:   /s/ Ronald J. Goedde
                                           --------------------------------
                                           Name:  Ronald J. Goedde
                                           Title: Executive Vice President
                                                  and Chief Financial Officer

                                     By:   /s/ Richard D. Nye
                                           --------------------------------
                                           Name:  Richard D. Nye
                                           Title:   Vice President Finance