Form 10-Q
period 1999-12-31
CORNERSTONE PROPANE PARTNERS LP
filed 2000-02-11
CIK 1024338

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                          Commission File Number 1-2499

                       CORNERSTONE PROPANE PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

             Delaware                                       77-0439862
             --------                                       ----------
(State or other jurisdiction of                (I.R.S. Employer Identification
incorporation or organization)                 Number)

432 Westridge Drive, Watsonville, California                   95076
--------------------------------------------                   -----
(Address of principal executive officers)                   (Zip Code)

       Registrant's telephone number, including area code: (831) 724-1921

                                      NONE
                                      ----
         (Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       --    --

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of February 10, 2000:       16,820,244 - Common Units

                       CORNERSTONE PROPANE PARTNERS, L.P.

                                TABLE OF CONTENTS

                                                                                                        PAGES
                                                                                                        -----
                          Part I. Financial Information

Item 1.      Financial Statements

             CORNERSTONE PROPANE PARTNERS, L.P.

             Consolidated Balance Sheets as of December 31, 1999 and 1998,                                  1
             and June 30, 1999

             Consolidated Statements of Operations for the Three Months and Six Months                      2
             Ended December 31, 1999 and 1998

             Consolidated Statements of Cash Flows for the Six Months Ended
             December 31, 1999 and 1998                                                                     3

             Consolidated Statements of Comprehensive Net Income for the Six Months Ended
             December 31, 1999 and 1998                                                                     4

             Notes to Consolidated Financial Statements                                                     5

Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations of Cornerstone Propane Partners, L.P.
             for the Three Months Ended December 31, 1999 compared to the three months ended December 31, 1998 and for the Six Months ended December
             31, 1999 compared to the Six Months Ended
             December 31, 1998.                                                                            11

                           Part II. Other Information

Item 6.      Exhibits and Reports on Form 8-K                                                              21

             Signature                                                                                     22

                CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                     ASSETS

                                                                           December 31,
                                                                ---------------------------------         June 30,
                                                                      1999               1998               1999
                                                                --------------     --------------      --------------
Current assets:
   Cash and cash equivalents                                    $        7,127     $       17,003      $        9,229
   Trade receivables, net                                               80,106             44,432              29,097
   Inventories                                                          54,744             13,687              42,629
   Prepaid expenses                                                      1,680              3,080               5,444
   Other current assets                                                  5,316             17,642               4,690
                                                                --------------     --------------      --------------
         Total current assets                                          148,973             95,844              91,089

Property, plant and equipment, net                                     351,384            324,920             336,820
Goodwill, net                                                          321,452            303,921             314,735
Other intangibles, net                                                  35,312             30,717              31,612
Due from related party                                                   -                  -                   3,020
Other assets                                                             4,693              3,830               3,968
                                                                --------------     --------------      --------------
         Total assets                                           $      861,814     $      759,232      $      781,244
                                                                ==============     ==============      ==============

                        LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Current portion of long-term debt                            $       12,316     $       15,060      $       10,456
   Trade accounts payable                                               79,960             48,378              33,182
   Accrued expenses                                                     29,545             31,530              27,425
                                                                --------------     --------------      --------------
         Total current liabilities                                     121,821             94,968              71,063

Long-term debt, less current portion                                   442,129            329,502             388,484
Due to related party                                                       845                502               -
Other noncurrent liabilities                                             6,266              9,189               6,170
                                                                --------------     --------------      --------------
         Total liabilities                                             571,061            434,161             465,717
                                                                --------------     --------------      --------------

Commitments and contingencies

Partners' capital:
  Common Unitholders                                                   197,525            232,145             220,077
   Subordinated Unitholders                                             87,239             86,267              88,965
   General partners                                                      5,989              6,659               6,485
                                                                --------------     --------------      --------------
         Total partners' capital                                       290,753            325,071             315,527
                                                                --------------     --------------      --------------

         Total liabilities and partners' capital                $      861,814     $      759,232      $      781,244
                                                                ==============     ==============      ==============


The accompanying notes are an integral part of these consolidated balance sheets.

                CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (Dollars and units in thousands, except per unit data)
                                   (Unaudited)

                                                     Three Months Ended                       Six Months Ended
                                                        December 31,                             December 31,
                                               ------------------------------      ---------------------------------
                                                    1999             1998               1999                1998
                                               -------------    -------------      --------------     --------------
Revenues                                       $    929,309     $    224,053       $    1,485,836     $      394,044

Cost of sales                                       864,996          177,792            1,386,431            321,084
                                               -------------    -------------      --------------     --------------

    Gross profit                                     64,313           46,261               99,405             72,960
                                               -------------    -------------      --------------     --------------

Expenses:
    Operating, general and administrative            36,708           30,285               70,090             55,966

    Depreciation and amortization                     9,189            5,687               17,358             10,809
                                               --------------   --------------     --------------     --------------
                                                     45,897           35,972               87,448             66,775
                                               --------------   --------------     --------------     --------------

    Operating income                                 18,416           10,289               11,957              6,185
Interest expense                                      9,709            5,793               18,069             10,926
                                               --------------   --------------     --------------     --------------
    Income (loss) before provision for
      income taxes                                    8,707            4,496               (6,112)            (4,741)
Provision for income taxes
                                               -------------    -------------      --------------     --------------
                                                         48               39                   96                 68

    Net income (loss)                          $      8,659     $      4,457       $       (6,208)    $       (4,809)
                                               =============    =============      ==============     ==============

    General partner's interest in net
     income (loss)                             $        173     $         89       $         (124)    $          (96)

    Limited partners' interest in net
     income (loss)                             $      8,486     $      4,368       $       (6,084)    $       (4,713)

    Net income (loss) per unit                 $        .36     $        .21       $         (.26)    $         (.23)
                                               =============    =============      ==============     ==============

Weighted average number of units outstanding
                                                     23,387           20,650               23,387             20,254
                                               =============    =============      ==============     ==============

The accompanying notes are an integral part of these consolidated financial statements.

                CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                            Six Months Ended
                                                                                              December  31,
                                                                                   ---------------------------------
                                                                                         1999               1998
                                                                                   --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                       $       (6,208)    $       (4,809)
    Adjustments to reconcile net loss to net cash from operating activities:
      Depreciation and amortization                                                        17,358             10,809
       (Gain) / Loss on sale of assets                                                       (389)               251
      Changes in assets and liabilities, net of effect of acquisitions:
           Trade receivables-net                                                          (51,007)           (17,714)
           Inventories                                                                     (9,870)            20,019
           Prepaid expenses and other current assets                                        3,202             (7,072)
           Trade accounts payable and accrued expenses                                     48,879             (1,194)
                                                                                   --------------     --------------
                   Net cash from operating activities                                       1,965                290
                                                                                   --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Expenditures for property, plant and equipment, net                                   (11,101)            (7,722)
    Acquisitions, net of cash received                                                    (26,547)          (101,897)
    Other investments                                                                        (757)               221
                                                                                   --------------     --------------
                   Net cash from investing activities                                     (38,405)          (109,398)
                                                                                   --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net repayments- on Working Capital Facility                                            (8,900)            (7,020)
    Payments on purchase obligations                                                         (433)              (337)
      Proceeds from Senior Note Offering                                                   60,000             85,000
    Payments for debt financing                                                            (1,690)              (662)
    Proceeds from additional unit offering                                                  -                 58,900
      Payments for additional unit offering                                                 -                 (4,689)
     Advances from related parties                                                          3,865                 -
    General Partners' contributions, net                                                    -                    193
    Partnership distributions                                                             (18,504)           (14,640)
                                                                                   --------------     --------------
                   Net cash from financing activities                                      34,338            116,745
                                                                                   --------------     --------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           (2,102)             7,637

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                              9,229              9,366
                                                                                   --------------     --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $        7,127     $       17,003
                                                                                   ==============     ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest                                                             $       18,704     $       18,764
                                                                                   ==============     ==============

NON-CASH INVESTING & FINANCING ACTIVITIES
    Assets acquired in exchange for Common Units                                   $            -     $        8,805
                                                                                   ==============     ==============
    Assets acquired in exchange for debt                                           $        4,934     $       29,542
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

                CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE NET INCOME
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                           Six Months Ended
                                                                                             December 31,
                                                                                 -------------------------------------
                                                                                       1999               1998
                                                                                       ----               ----
Net loss                                                                         $         (6,208)  $         (4,809)

Other comprehensive income:

     Foreign currency adjustments                                                             (32)                 -
                                                                                 -----------------  ----------------

     Comprehensive net income                                                    $         (6,240)  $         (4,809)
                                                                                 =================  =================



                                                                                           Six Months Ended
Reconciliation of accumulated other comprehensive income:                                    December 31,
                                                                                 -------------------------------------
                                                                                       1999               1998
                                                                                       ----               ----

Balance, beginning of period                                                     $           (229)  $              -

Current period change                                                                         (32)                 -
                                                                                 -----------------  ----------------

Balance, end of period                                                           $           (261)  $              -
                                                                                 =================  =================

The accompanying notes are an integral part of these consolidated financial statements.

                CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                    (Dollars in thousands, except unit data)
                                   (Unaudited)

1.  BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of Cornerstone Propane Partners, L.P. ("Cornerstone Partners") and its subsidiary, Cornerstone Propane, L.P. (the "Operating Partnership") and the Operating Partnership's corporate subsidiaries, Cornerstone Sales and Service Corporation ("Sales and Service"), Cornerstone Holding Corporation, Flame, Inc., and Coast Energy Global Services, Inc. after elimination of all material intercompany balances and transactions. Cornerstone Partners, the Operating Partnership, Sales and Service, Cornerstone Holding Corporation, Flame, Inc., and Coast Energy Global Services, Inc. are collectively referred to as the "Partnership."

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

                CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                    (Dollars in thousands, except unit data)
                                   (Unaudited)

    The MQD for the three-month period from April 1, 1999 to June 30, 1999, of $.54 per common unit totaling $9,252 was paid on August 13, 1999. The MQD for the three-month period from July 1, 1999 to September 30, 1999, of $.54 per common unit totaling $9,252 was paid on November 15, 1999. On January 27, 2000, the MQD for the period October 1, 1999 to December 31, 1999 was declared in the amount of $9,269 representing in the aggregate distributions to the Common Unit Holders and General Partners at $.54 per common unit. This distribution will be paid on February 15, 2000. No distributions have been declared and subsequently paid on the Subordinated Units for the period from October 1, 1997 to December 31, 1999.

3.  ACQUISITIONS

    The Partnership consummated six acquisitions during the three months ended December 31, 1999. The total consideration for these acquisitions was approximately $15.5 million, of which $12.9 million was paid in cash and $2.6 million was for liabilities assumed.

    On December 11, 1998, the Partnership acquired Propane Continental, Inc. ("PCI"). In addition, the Partnership consummated three other acquisitions during the three months ended December 31, 1998. The total consideration for these acquisitions was approximately $129.5 million, of which approximately $7.8 million was in the form of Cornerstone Common Units, $94.2 million was paid in cash and $27.5 million was for liabilities assumed, with all such amounts principally related to the acquisition of PCI. Additional Common Units and Senior Notes were issued to fund the PCI acquisition including related expenses. All acquisitions have been accounted for using the purchase method of accounting with the excess of the purchase price over the preliminary estimates of fair value of net tangible and intangible assets acquired recorded as goodwill. The amount of goodwill is subject to adjustments based on more refined estimates of fair value. The results of operations of the acquired assets have been included in the financial statements from the date of acquisition. Due to the significance of the PCI acquisition, the following information is provided to present proforma results as if PCI had been acquired on July 1, 1998.

                                                                  Proforma
                                                               Six Months Ended
                                                               December 31 1998
                                                               ----------------
    Revenue                                                     $      457,426
    Net loss                                                           (9,004)
    Net loss per unit                                                    (.37)

                CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                    (Dollars in thousands, except unit data)
                                   (Unaudited)

4.  NET INCOME (LOSS) PER UNIT

    Basic net income (loss) per unit is computed by dividing net income, after considering the General Partners' 2% interest, by the weighted average number of Common and Subordinated Units outstanding during the period.

5.  SEGMENT AND RELATED INFORMATION

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

                CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                    (Dollars in thousands, except unit data)
                                   (Unaudited)

5.  SEGMENT AND RELATED INFORMATION (cont.)

                                       Three Months Ended December 31, 1999
----------------------------------------------------------------------------------------------------------------------
                                          Retail               CEG                  Other                 Total
                                       --------------    -----------------     -----------------     -----------------
Revenues                               $      98,291     $        831,018      $             -       $        929,309

Cost of sales                                 45,676              819,320                    -                864,996
                                       --------------    -----------------     -----------------     -----------------

         Gross profit                         52,615               11,698                    -                 64,313

Operating, general, and
administrative expenses                       26,311                7,482                 2,915                36,708
                                       --------------    -----------------     -----------------     -----------------

         EBITDA                               26,304                4,216                (2,915)               27,605

Non-allocated expenses
                                                  -                    -                 18,946                18,946
                                       --------------    -----------------     -----------------     -----------------

         Net income                    $      26,304     $          4,216      $        (21,861)     $          8,659
                                       --------------    -----------------     -----------------     -----------------
                                       --------------    -----------------     -----------------     -----------------

                                       Three Months Ended December 31, 1998
----------------------------------------------------------------------------------------------------------------------
                                          Retail               CEG                  Other                 Total
                                       --------------    -----------------     -----------------     -----------------

Revenues                               $      72,331     $        151,722      $             -       $        224,053

Cost of sales                                 31,603              146,189                    -                177,792
                                       --------------    -----------------     -----------------     -----------------
                                       --------------    -----------------     -----------------     -----------------

         Gross profit                         40,728                5,533                    -                 46,261

Operating, general, and
administrative expenses                       23,275                3,833                 3,177                30,285
                                       --------------    -----------------     -----------------     -----------------

         EBITDA                               17,453                1,700                (3,177)               15,976

Non-allocated expenses
                                                  -                    -                 11,519                11,519
                                       --------------    -----------------     -----------------     -----------------

         Net income                    $      17,453     $          1,700      $        (14,696)      $         4,457
                                       --------------    -----------------     -----------------     -----------------
                                       --------------    -----------------     -----------------     -----------------

                CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                    (Dollars in thousands, except unit data)
                                   (Unaudited)

5.  SEGMENT AND RELATED INFORMATION (cont.)

                                       Six Months Ended December 31, 1999
----------------------------------------------------------------------------------------------------------------------
                                          Retail               CEG                  Other                 Total
                                       --------------    -----------------     -----------------     -----------------
Revenues                               $     151,310     $      1,334,526      $             -       $      1,485,836

Cost of sales                                 70,712            1,315,719                    -              1,386,431
                                       --------------    -----------------     -----------------     -----------------

         Gross profit                         80,598               18,807                    -                 99,405

Operating, general, and
administrative expenses                       50,739               13,238                 6,113                70,090
                                       --------------    -----------------     -----------------     -----------------

         EBITDA                               29,859                5,569                (6,113)               29,315

Non-allocated expenses
                                                  -                    -                 35,523                35,523
                                       --------------    -----------------     -----------------     -----------------

         Net income                    $      29,859     $          5,569      $        (41,636)     $         (6,208)
                                       --------------    -----------------     -----------------     -----------------
                                       --------------    -----------------     -----------------     -----------------


                                       Six Months Ended December 31, 1998
----------------------------------------------------------------------------------------------------------------------
                                          Retail               CEG                  Other                 Total
                                       --------------    -----------------     -----------------     -----------------
Revenues                               $     111,540     $        282,504      $             -       $        394,044

Cost of sales                                 47,911              273,173                    -                321,084
                                       --------------    -----------------     -----------------     -----------------

         Gross profit                         63,629                9,331                    -                 72,960

Operating, general, and
administrative expenses                       43,205                6,925                 5,836                55,966
                                       --------------    -----------------     -----------------     -----------------

         EBITDA                               20,424                2,406                (5,836)               16,994

Non-allocated expenses
                                                  -                    -                 21,803                21,803
                                       --------------    -----------------     -----------------     -----------------

         Net income                    $      20,424     $          2,406      $        (27,639)     $         (4,809)
                                       --------------    -----------------     -----------------     -----------------
                                       --------------    -----------------     -----------------     -----------------

                CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                    (Dollars in thousands, except unit data)
                                   (Unaudited)

5.  SEGMENT AND RELATED INFORMATION (cont.)

                                       As of December 31, 1999
----------------------------------------------------------------------------------------------------------------------
                                          Retail               CEG                  Other                 Total
                                       --------------    -----------------     -----------------     -----------------
Identifiable assets                    $      40,888     $         93,962      $             -       $        134,850
General corporate assets                          -                    -                726,964               726,964
                                       --------------    -----------------     -----------------     -----------------
         Total assets                  $      40,888     $         93,962      $        726,964      $        861,814
                                       --------------    -----------------     -----------------     -----------------
                                       --------------    -----------------     -----------------     -----------------


                                       As of December 31, 1998
----------------------------------------------------------------------------------------------------------------------
                                          Retail               CEG                  Other                 Total
                                       --------------    -----------------     -----------------     -----------------
Identifiable assets                    $      31,622     $         26,497      $             -       $         58,119
General corporate assets                          -                    -                701,113               701,113
                                       --------------    -----------------     -----------------     -----------------
         Total assets                  $      31,622     $         26,497      $        701,113      $        759,232
                                       --------------    -----------------     -----------------     -----------------
                                       --------------    -----------------     -----------------     -----------------

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

GENERAL

The Partnership is a Delaware limited partnership initially formed to own and operate the propane business and assets of SYN Inc., Empire Energy Corporation and CGI Holdings, Inc. The Partnership's management believes that it is the fourth largest retail marketer of propane in the United States, serving more than 460,000 residential, commercial, industrial and agricultural customers from approximately 300 customer service centers in 34 states. The Partnership's two principal business segments are its retail and Coast Energy Group ("CEG") operations. The retail segment includes propane sales, principally to end-users; repair and maintenance of propane heating systems and appliances; and the sale of propane-related supplies, appliances and other equipment. CEG provides supply, marketing, and distribution services to other resellers of propane and end-users. Principal products are propane, other natural gas liquids, crude oil, and natural gas.

Because a substantial portion of the Partnership's propane is used in the weather-sensitive residential markets, the temperatures in the Partnership's area of operations, particularly during the six-month peak heating season (October through March), have a significant effect on the financial performance of the Partnership. In any given area, warmer-than-normal temperatures will tend to result in reduced propane use, while sustained colder-than-normal temperatures will tend to result in greater propane use. Therefore, information on normal temperatures is used by the Partnership in understanding how historical results of operations are affected by temperatures that are colder or warmer than normal and in preparing forecasts of future operations, which are based on the assumption that normal weather will prevail in each of the Partnership's regions.

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

                       CORNERSTONE PROPANE PARTNERS, L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ANALYSIS OF HISTORICAL RESULTS OF OPERATIONS - THREE MONTH PERIOD ENDED DECEMBER 31

The following discussion compares the results of operations and other data of the Partnership for the three-month period ended December 31, 1999, to the three-month period ended December 31, 1998.

VOLUME. During the three months ended December 31, 1999, the Partnership sold
86.5 million retail propane gallons, an increase of 12.9 million gallons or 17.5% from the 73.6 million retail propane gallons sold during the three months ended December 31, 1998. Retail sales volumes were adversely impacted for the quarter ended December 31, 1999 by weather patterns and temperatures that were significantly warmer than normal and warmer than prior year conditions, offset by the earnings contributions from acquisitions. CEG's sales volumes were 483.8 million gallons and 165.0 million gallons for the quarters ended December 31, 1999 and 1998, respectively, which represents an increase of 318.8 million gallons or 193.2%. CEG's volume increases were due to the PCI wholesale business and Canadian business acquisitions and base business growth. Acquisitions of propane businesses since December 31, 1998 accounted for 13.3 million retail gallons sold during the three months ended December 31, 1999.

Based on the average number of heating degree days in the markets served by the Partnership, for the October to December 1999 period, temperatures were approximately 14% and 2% warmer than normal and last year, respectively. While this indicator generally measures the impact of temperatures on the Partnership's business, other factors such as geographic mix, magnitude and duration of temperature and weather conditions can also impact sales volumes. Overall mild weather conditions had an adverse impact on the Partnership's retail sales volume (excluding acquisitions) and earnings compared to normal levels for the three months ended December 31, 1999. The three months ended December 31 historically account for approximately 40% of the Partnership's annual earnings before interest, taxes, depreciation and amortization ("EBITDA").

REVENUES. Revenues increased by $705.2 million or 314.7% to $929.3 million for the three months ended December 31, 1999, as compared to $224.1 million for the three months ended December 31, 1998. This increase was primarily attributable to an increase in CEG revenues of $679.3 million or 447.8% to $831.0 million for the three months ended December 31, 1999, as compared to $151.7 million for the three months ended December 31, 1998. This increase was due primarily to CEG business acquisition activity and base business growth, partially offset by warmer weather conditions. The revenues for the retail business increased by $26.0 million or 36.0% to $98.3 million for the three months ended December 31, 1999, as compared to $72.3 million for the three months ended December 31, 1998. This increase was a result of acquisitions coupled with an increase in the average selling price per gallon of propane, offset by the decrease in volume described above.

                       CORNERSTONE PROPANE PARTNERS, L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COST OF PRODUCT SOLD. Cost of product sold increased by $687.2 million or 386.5% to $865.0 million for the three months ended December 31, 1999, as compared to $177.8 million for the three months ended December 31, 1998. The increase in cost of product sold was primarily due to the increased retail and wholesale sales described above, combined with higher propane cost per gallon. As a percentage of revenues, cost of product sold increased to 93.1% for the three months ended December 31, 1999, as compared to 79.4% for the three months ended December 31, 1998, due primarily to the increase in CEG's activities.

GROSS PROFIT. Gross profit increased $18.0 million or 38.9% to $64.3 million for the three months ended December 31, 1999, compared to $46.3 million for the three months ended December 31, 1998. Gross profit on retail propane increased $11.9 million or 29.2% to $52.6 million for the three months ended December 31, 1999, compared to $40.7 million for the three months ended December 31, 1998. Retail gross margin per gallon for the three months ended December 31, 1999 was 9.5% better than last year. This was attributable to increasing propane margins in selected retail markets and increased revenues from additional services. CEG's gross profit increased $6.2 million or 112.7% to $11.7 million for the three months ended December 31, 1999, compared to $5.5 million for the three months ended December 31, 1998 due to acquisitions and base business growth. As a percentage of revenues, gross profit decreased to 6.9% for the three months ended December 31, 1999, as compared to 20.6% for the three months ended December 31, 1998. This is due to a higher mix of CEG business which has a lower gross margin as a percent of sales. Gross profit increases from businesses acquired since July 1, 1998 was $13.0 million for the three months ended December 31, 1999.

CASH OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES. Cash operating, general and administrative expenses increased by $6.4 million or 21.1% to $36.7 million for the three months ended December 31, 1999, as compared to $30.3 million for the three months ended December 31, 1998. Approximately $6.2 million of this increase was attributable to increases in operating expenses related to the acquisition of new businesses, which was offset to some extent by expense savings at existing locations. As a percentage of revenues, operating, general and administrative expenses decreased to 3.9% for the three months ended December 31, 1999, as compared to 13.5% for the three months ended December 31, 1998.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $3.5 million or 61.6% to $9.2 million for the three months ended December 31, 1999, as compared to $5.7 million for the three months ended December 31, 1998. This increase was primarily due to the additional amortization and depreciation expense associated with newly acquired businesses.

                       CORNERSTONE PROPANE PARTNERS, L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OPERATING INCOME. Operating income increased $8.1 million or 78.6% to $18.4 million for the three months ended December 31, 1999, as compared to $10.3 million for the three months ended December 31, 1998. This increase was primarily the result of the increased gross profit described above, partially offset by the increased operating, general and administrative expenses also described above.

INTEREST EXPENSE. Interest expense increased by $3.9 million or 67.2% to $9.7 million for the three months ended December 31, 1999, as compared to $5.8 million for the three months ended December 31, 1998. The increase was due principally to higher borrowings related to business acquisitions.

                       CORNERSTONE PROPANE PARTNERS, L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ANALYSIS OF HISTORICAL RESULTS OF OPERATIONS - SIX MONTH PERIOD ENDED
DECEMBER 31

The following discussion compares the results of operations and other data of the Partnership for the six-month period ended December 31, 1999, to the six-month period ended December 31, 1998.

VOLUME. During the six months ended December 31, 1999, the Partnership sold
132.9 million retail propane gallons, an increase of 19.9 million gallons or 17.6% from the 113.0 million retail propane gallons sold during the six months ended December 31, 1998. CEG volumes were 721.8 million gallons and
224.8 million gallons for the six months ended December 31, 1999 and 1998, respectively, which represents an increase of 497.0 million gallons or 221.1%. Retail sales volumes for the six months ended December 31, 1999 were adversely impacted by an unseasonably mild fall and early winter heating season. Acquisitions of new propane businesses since December 31, 1998 accounted for 20.7 million retail gallons sold during the six months ended December 31, 1999.

Based on the average number of heating degree days in the markets served by the Partnership, for December 1999, year to date temperatures were approximately 13% and 1% warmer than normal and last year, respectively. While this indicator generally measures the impact of temperatures on the Partnership's business, other factors such as geographic mix, magnitude and duration of temperature and weather conditions can also impact sales volumes. The overall impact of weather had an adverse impact on the Partnership's retail sales volume (excluding acquisitions) and earnings compared to normal levels.

REVENUES. Revenues increased by $1,091.8 million or 277.1% to $1,485.8 million for the six months ended December 31, 1999, as compared to $394.0 million for the six months ended December 31, 1998. CEG's revenues increased $1,052.0 million or 372.4% to $1,334.5 million for the six months ended December 31, 1999, as compared to $282.5 million for the six months ended December 31, 1998. This increase was due to acquisitions and base business growth. The revenues for the retail business increased by $39.8 million or 35.7% to $151.3 million for the six months ended December 31, 1999, as compared to $111.5 million for the six months ended December 31, 1998. This increase was due primarily to acquisitions and partially due to increased product selling prices, offset by mild weather conditions which adversely impacted retail sales volumes as described above.

                       CORNERSTONE PROPANE PARTNERS, L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COST OF PRODUCT SOLD. Cost of product sold increased by $1,065.3 million or 331.8% to $1,386.4 million for the six months ended December 31, 1999, as compared to $321.1 million for the six months ended December 31, 1998. The increase in cost of product sold was primarily related to acquisitions and partially due to increases in the cost of product. As a percentage of revenues, cost of product sold increased to 93.3% for the six months ended December 31, 1999, as compared to 81.5% for the six months ended December 31, 1998, due primarily to the increase in CEG's activities.

GROSS PROFIT. Gross profit increased $26.4 million or 36.2% to $99.4 million for the six months ended December 31, 1999, compared to $73.0 million for the six months ended December 31, 1998. Gross profit on retail propane increased $17.0 million or 26.7% to $80.6 million for the six months ended December 31, 1999, compared to $63.6 million for the six months ended December 31, 1998. Retail gross margins per gallon for the six months ended December 31, 1999 were 7.4% better than last year. This was attributable to increasing propane margins in selected retail markets and increased revenues from additional services. CEG's gross profit increased $9.5 million or 102.2% to $18.8 million for the six months ended December 31, 1999, compared to $9.3 million for the six months ended December 31, 1998 due to acquisitions and base business growth. As a percentage of revenues, gross profit decreased to 6.7% for the six months ended December 31, 1999, as compared to 18.5% for the six months ended December 31, 1998. This is due to a higher mix of CEG business which has a lower gross margin as a percent of sales. Increases in gross profit from businesses acquired since July 1, 1998 was $19.4 million for the six months ended December 31, 1999.

CASH OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES. Cash operating, general and administrative expenses increased by $14.1 million or 25.2% to $70.1 million for the six months ended December 31, 1999, as compared to $56.0 million for the six months ended December 31, 1998. Approximately $10.9 million of this increase was attributable to increases in operating expenses relating to the acquisition of new businesses. As a percentage of revenues, operating, general and administrative expenses decreased to 4.7% for the six months ended December 31, 1999, as compared to 14.2% for the six months ended December 31, 1998.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $6.6 million or 61.1% to $17.4 million for the six months ended December 31, 1999, as compared to $10.8 million for the six months ended December 31, 1998. This increase was primarily due to the additional amortization and depreciation expense associated with newly acquired businesses.

                       CORNERSTONE PROPANE PARTNERS, L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OPERATING INCOME. Operating income increased $5.8 million or 93.5% to $12.0 million for the six months ended December 31, 1999, as compared to $6.2 million for the six months ended December 31, 1998. This increase was primarily the result of the increased gross profit described above, partially offset by the increased operating, general and administrative expenses also described above.

INTEREST EXPENSE. Interest expense increased by $7.2 million or 66.1% to $18.1 million for the six months ended December 31, 1999, as compared to $10.9 million for the six months ended December 31, 1998. The increase was due to higher borrowings related to business acquisitions.

                       CORNERSTONE PROPANE PARTNERS, L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. Cash provided by operating activities during the six-month period ended December 31, 1999 was $1.9 million. Cash flow from operations included a net loss of $6.2 million and non-cash charges of $16.9 million for the period, comprised of depreciation and amortization expense and the gain on sale of assets. The impact of working capital changes decreased cash flow by approximately $8.8 million.

INVESTING ACTIVITIES. Cash used in investment activities for the six-month period ended December 31, 1999 totaled $38.4 million, which was principally related to Partnership acquisitions and for purchases of plant and equipment.

FINANCING ACTIVITIES. Cash provided by financing activities was $34.3 million for the six months ended December 31, 1999, which reflects the $8.9 million payments on the partnership's working capital facility and purchase obligations offset by net proceeds from placement of senior notes of $58.3 million. Cash distributions paid to Unitholders for the period totaled $18.5 million.

FINANCING AND SOURCES OF LIQUIDITY

    The Partnership's obligations under its Senior Note Agreements and Bank Credit Agreement are secured by a security interest in the Operating Partnership's inventory, accounts receivable and certain customer storage tanks. The Senior Note and Bank Credit Agreements contain various terms and covenants including financial ratio covenants with respect to debt and interest coverage and limitations, among others, on the ability of the Partnership and its subsidiaries to incur additional indebtedness, create liens, make investments and loans, and enter into mergers, consolidations or sales of all or substantially all assets. Generally, so long as no default exists or would result, the Partnership is permitted to make distributions during each fiscal quarter in an amount not in excess of Available Cash with respect to the immediately preceding quarter. The Partnership was in compliance with all terms and covenants at December 31, 1999.

                       CORNERSTONE PROPANE PARTNERS, L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


YEAR 2000 READINESS DISCLOSURE

    The Year 2000 issue is the result of computer programs using only the last two digits to indicate the year. If uncorrected, such computer programs would not be able to interpret dates correctly beyond the year 1999 and, in some cases prior to that time (as some computer experts believe), which could cause computer system failures or other computer errors disrupting business operations. Recognizing the potentially severe consequences of the failure to be Year 2000 compliant, the Partnership's management developed and implemented a company-wide program to identify and remedy the Year 2000 issues. A project team, consisting of the Partnership's Director of Information Systems and the Partnership's key IS managers who supervise operations at each of the Partnership's three main regional facilities in California, Missouri and Texas, together with the Chief Information Officer of Northwestern Corporation, the Partnership's parent corporation, was created to manage the company's Year 2000 problems, enabling a smooth transition into the Year 2000. The project team reports directly to executive management who have assigned a high priority to such efforts within the Partnership.

    The scope of the Partnership's Year 2000 readiness program included the review and evaluation of (i) the Partnership's information technology (IT) such as hardware and software utilized in the operation of the Partnership's business; (ii) the Partnership's non-IT systems or embedded technology such as micro-controllers contained in various equipment and facilities; and (iii) the readiness of third parties, including customers, suppliers and other key vendors to the Partnership, and the electronic data interchange (EDI) with those key third parties, and (iv) post January 1, 2000 continuing follow up for conversion related matters.

    The Partnership used internal and external resources to identify, correct, and test large quantities of lines of application software code for systems that were developed internally. Remediation of these systems was completed in November 1999 except for the Partnership's Retail Information System, consisting principally of its billing and accounts receivable systems, which was already Year 2000 compliant. Since January 1997, the Partnership has been converting its old billing system installed at each customer service center to the new Retail Information System. Currently, approximately 99% of the Partnership's customer service centers are running the new system, with the remaining 1% running on other systems that were assessed to be Year 2000 compliant. No Year 2000 issues have been discovered in the Partnership's billing systems up to the filing date of this Form 10-Q.

     Software developed externally has been evaluated for Year 2000 compliance and has been upgraded or replaced. The Partnership's NT-platform-based year 2000 compliant financial system was installed in January 1999. The new financial system encompasses general ledger, accounts payable and fixed assets. Remediation efforts for sub-systems integrated with the financial system were completed in November 1999. The Partnership's oil and gas systems were replaced with a

                       CORNERSTONE PROPANE PARTNERS, L.P.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


year 2000 compliant third party solution in October 1999. The Partnership used this process as an opportunity to upgrade and enhance its information systems. No Year 2000 issues have been discovered in the financial systems of the Partnership up to the filing date of this Form 10-Q.

    In addition to internal Year 2000 remediation activities, the Partnership contacted key suppliers, vendors and customers to determine their readiness for the Year 2000, surveying each of them about their compliance and contingency plans to supply the Partnership upon the approach and arrival of the Year 2000. While none of the Partnership's products are directly date sensitive, the supply and transportation of propane gas products are dependent upon companies whose own systems may not have been Year 2000 compliant. As of the filing date of this Form 10-Q, no Year 2000 issues have been identified with any supplier, vendor, or customer.

    Through December 1999, the Partnership estimates that incremental costs of approximately $2.0 million have been incurred related to Year 2000 issues. Since many systems are being modified to provide significant enhanced capabilities, the Year 2000 expenses have not been nor are planned to be specifically tracked. The Partnership capitalized a portion of these costs, as they were principally related to adding new software applications and functionality. Other costs were expensed as incurred.

    In October 1998, President Clinton signed into law the Year 2000 Readiness Disclosure Act. The Partnership intends to obtain the benefits of the Act's protections by implementing certain procedures described in that Act.

FORWARD-LOOKING STATEMENTS

    The information presented herein may contain certain "forward-looking statements" within the meaning of the federal securities laws. The Partnership's actual future performance will be affected by a number of factors, risks and uncertainties, including without limitation, weather conditions, regulatory changes, competitive factors, and the operations of vendors, suppliers and customers, many of which are beyond the Partnership's control. Future events and results may vary substantially from what the Partnership currently foresees, and there can be no assurance that the Partnership's actual results will not differ materially from its expectations. The Partnership undertakes no obligation to publicly release any revision to these forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                       CORNERSTONE PROPANE PARTNERS, L.P.



                           PART II. OTHER INFORMATION

Item 6 Exhibits and Reports on Form 8-K

        a)  Exhibits:

                10.13 Note Agreement, dated as of November 4, 1999, by and among Cornerstone Propane GP, Inc., SYN Inc., Cornerstone Propane, L.P., and the purchasers set forth therein.


                27     Financial Data Schedule



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


                                        Cornerstone Propane Partners, L.P.
                                        ----------------------------------
                                                  (Registrant)


                                        By:    Cornerstone Propane GP, Inc.
                                               as Managing General Partner


                                        By:     /s/ Ronald J. Goedde
                                               -------------------------------
                                               Name:    Ronald J. Goedde
                                               Title:   Executive Vice President
                                               and Chief Financial Officer

                                        By:     /s/ Richard D. Nye
                                               -------------------------------
                                               Name:   Richard D. Nye
                                               Title:  Vice President
                                               Finance & Administration

Date:  February 11, 2000