Form 10-Q
period 2000-03-31
CORNERSTONE PROPANE PARTNERS LP
filed 2000-05-12
CIK 1024338

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 1-2499

                       CORNERSTONE PROPANE PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

            Delaware                                        77-0439862
            --------                                        ----------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification Number)

432 Westridge Drive, Watsonville, California                   95076
--------------------------------------------                   -----
(Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code: (831) 724-1921

                                      NONE
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                   ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of
common stock as of May 11, 2000:                  16,821,760 - Common Units

                       CORNERSTONE PROPANE PARTNERS, L.P.

                                TABLE OF CONTENTS

                                                                                                            PAGES
                                                                                                            -----
Part I. Financial Information

Item 1

Financial Statements

Cornerstone Propane Partners, L.P.

Consolidated Balance Sheets as of March 31, 2000 and 1999, and June 30, 1999                                  1

Consolidated Statements of Operations for the Three Months and Nine Months ended March 31, 2000 and 1999      2

Consolidated Statements of Cash Flows for the Nine Months ended March 31, 2000 and 1999                       3

Consolidated Statements of Comprehensive Net Income for the Nine Months ended March 31, 2000 and 1999         4

Notes to Consolidated Financial Statements                                                                    5

Item 2

Management's  Discussion  and Analysis of Financial Condition and Results of Operations of Cornerstone
Propane Partners, L.P.                                                                                       10

Item 3

Quantitative and Qualitative Disclosures About Market Risks                                                  17

Part II. Other Information

Item 6

Exhibits and Reports on Form 8-K                                                                             18

Signature                                                                                                    19

                CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)


                                                       ASSETS
                                                       ------
                                                                              March 31,
                                                                  ----------------------------------      June 30,
                                                                       2000               1999              1999
                                                                  ----------------   ---------------   ---------------
 Current assets:
         Cash and cash equivalents                                       $ 14,267         $  11,717         $   9,229
         Trade receivables, net                                            62,107            48,218            29,097
         Inventories                                                       58,862            36,019            42,629
         Prepaid expenses                                                   2,167             2,190             5,444
         Other current assets                                               5,172            10,859             4,690
                                                                  ----------------   ---------------   ---------------
                Total current assets                                      142,575           109,003            91,089

 Property, plant, and equipment, net                                      348,676           328,303           336,820
 Goodwill, net                                                            322,580           309,732           314,735
 Other intangibles, net                                                    34,465            33,394            31,612
 Due from related party                                                         -                 -             3,020
 Other assets                                                               5,023             4,198             3,968
                                                                  ----------------   ---------------   ---------------
                Total assets                                             $853,319         $ 784,630         $ 781,244
                                                                  ================   ===============   ===============

                                          LIABILITIES AND PARTNERS' CAPITAL
                                          ---------------------------------
 Current liabilities:
         Current portion of long-term debt                               $ 10,312         $   3,214         $  10,456
         Trade accounts payable                                            62,557            44,735            33,182
         Accrued expenses                                                  27,833            29,933            27,425
                                                                  ----------------   ---------------   ---------------
                Total current liabilities                                 100,702            77,882            71,063

 Long-term debt, less current portion                                     443,153           360,812           388,484
 Due to related party                                                       1,347               689                 -
 Other noncurrent liabilities                                               5,942             9,096             6,170
                                                                  ----------------   ---------------   ---------------
                Total liabilities                                         551,144           448,479           465,717
                                                                  ----------------   ---------------   ---------------

 Commitments and contingencies                                                  -                 -                 -

 Partners' capital
         Common Unitholders                                               203,092           237,113           220,077
         Subordinated Unitholders                                          92,867            92,140            88,965
         General partners                                                   6,216             6,898             6,485
                                                                  ----------------   ---------------   ---------------
                Total partners' capital                                   302,175           336,151           315,527
                                                                  ----------------   ---------------   ---------------
                Total liabilities and partners' capital                  $853,319         $ 784,630         $ 781,244
                                                                  ================   ===============   ===============


   The accompanying notes are an integral part of these financial statements.

                CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)
                                   (Unaudited)

                                               For the three months ended          For the nine months ended
                                                       March 31,                           March 31,
                                           ----------------------------------  ----------------------------------
                                                2000              1999              2000              1999
                                           ----------------  ----------------  ----------------  ----------------
 Revenues                                  $     1,109,585   $       338,536   $     2,595,421        $  732,579

 Cost of Sales                                   1,030,613           268,189         2,417,044           589,273
                                           ----------------  ----------------  ----------------  ----------------

         Gross profit                               78,972            70,347           178,377           143,306
                                           ----------------  ----------------  ----------------  ----------------

 Expenses:
         Operating, general, and
         administrative                             39,190            34,406           109,280            90,372

         Depreciation and amortization               9,767             7,848            27,125            18,657
                                           ----------------  ----------------  ----------------  ----------------
                                                    48,957            42,254           136,405           109,029
                                           ----------------  ----------------  ----------------  ----------------

         Operating income                           30,015            28,093            41,972            34,277

 Interest expense                                    9,435             6,863            27,504            17,788
                                           ----------------  ----------------  ----------------  ----------------

         Income before provision for
         income taxes                               20,580            21,230            14,468            16,489

 Provision for income taxes                             48                 -               144                67
                                           ----------------  ----------------  ----------------  ----------------

         Net income                        $        20,532   $        21,230   $        14,324   $        16,422
                                           ================  ================  ================  ================

         General partners' interest in
         net income                        $           411   $           425   $           286   $           328
                                           ================  ================  ================  ================

         Limited partners' interest in
         net income                        $        20,121   $        20,805   $        14,038   $        16,094
                                           ================  ================  ================  ================

         Net income per unit               $          0.86   $          0.89   $          0.60   $          0.76
                                           ================  ================  ================  ================

 Weighted average number
         of units outstanding                       23,417            23,378            23,397            21,280
                                           ================  ================  ================  ================


   The accompanying notes are an integral part of these financial statements.

                CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                      Nine Months Ended
                                                                                          March 31,
                                                                               --------------------------------
                                                                                    2000             1999
                                                                               ---------------  ---------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                                    $ 14,324         $ 16,422
       Adjustments to reconcile net income to net cash from
       operating activities:
            Depreciation and amortization                                              27,125           18,657
            (Gain)/Loss on sale of assets                                                (438)             720
            Changes in assets and liabilities, net of effect of acquisitions:
                 Trade receivables-net                                                (32,690)         (21,223)
                 Inventories                                                          (13,827)           7,091
                 Prepaid expenses and other current assets                              2,859           (7,183)
                 Trade accounts payable and accrued expenses                           30,073           (4,298)

                                                                               ---------------  ---------------
                     Net cash from operating activities                                27,426           10,186
                                                                               ---------------  ---------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
       Expenditures for property, plant and equipment, net                            (14,025)         (13,724)
       Acquisitions, net of cash received                                             (30,227)        (120,150)
       Other investments                                                               (1,270)            (148)

                                                                               ---------------  ---------------
                     Net cash from investing activities                               (45,522)        (134,022)
                                                                               ---------------  ---------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
       Net change in Working Capital Facility                                          (8,100)          24,730
       Payments on purchase obligations                                                (3,660)         (13,215)
       Proceeds from Senior Note Offerings                                             60,000           85,000
       Payments for debt financing                                                     (1,700)            (662)
       Proceeds from additional unit offering                                               -           58,900
       Payments for additional unit offering                                                -           (5,058)
       Advances from related parties                                                    4,367                -
       General Partners' contributions, net                                                 -              379
       Partnership distributions                                                      (27,773)         (23,887)

                                                                               ---------------  ---------------
                     Net cash from financing activities                                23,134          126,187
                                                                               ---------------  ---------------

 NET CHANGE IN CASH AND CASH EQUIVALENTS                                                5,038            2,351

 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         9,229            9,366
                                                                               ---------------  ---------------

 CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $ 14,267         $ 11,717
                                                                               ===============  ===============

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

 Cash paid for interest                                                              $ 24,591         $ 20,977
                                                                               ===============  ===============

 NON-CASH INVESTING & FINANCING ACTIVITIES:
       Assets acquired in exchange for Common Units                                  $      -         $  8,805
                                                                               ===============  ===============
       Assets acquired in exchange for debt                                          $  6,057         $ 30,041
                                                                               ===============  ===============


   The accompanying notes are an integral part of these financial statements.

                CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE NET INCOME
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                    Nine Months Ended
                                                                                        March 31,
                                                                               ----------------------------
                                                                                   2000           1999
                                                                               -------------  -------------
 Net income                                                                        $ 14,324      $  16,422

 Other comprehensive income:
     Foreign currency adjustments                                                      (215)             -
                                                                               -------------  -------------
     Comprehensive net income                                                      $ 14,109      $  16,422
                                                                               =============  =============


                                                                                    Nine Months Ended
 Reconciliation of accumulated other comprehensive income                               March 31,
                                                                               ----------------------------
                                                                                   2000           1999
                                                                               -------------  -------------
 Balance, beginning of period                                                      $   (229)     $       -

 Current period change                                                                 (215)             -
                                                                               -------------  -------------
 Balance, end of period                                                            $   (444)     $       -
                                                                               =============  =============


   The accompanying notes are an integral part of these financial statements.

                CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                    (Dollars in thousands, except unit data)
                                   (Unaudited)

1.  BASIS OF PRESENTATION

These consolidated financial statements include the accounts of Cornerstone Propane Partners, L.P. ("Cornerstone Partners") and its subsidiary, Cornerstone Propane, L.P. (the "Operating Partnership"), and the Operating Partnership's corporate subsidiaries, Cornerstone Sales and Service Corporation ("Sales and Service"), Cornerstone Holding Corporation ("Holding"), Flame, Inc. ("Flame"), Coast Energy Global Services, Inc. ("Global"), and Coast Energy Canada, Inc. ("Canada"). All material intercompany balances and transactions have been eliminated. Cornerstone Partners, the Operating Partnership, Sales and Service, Holding, Flame, Global, and Canada are collectively referred to as the "Partnership".

The accompanying interim consolidated financial statements of the Partnership are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been reflected in the interim periods presented. Such adjustments consisted only of normal recurring items. The Partnership's business is seasonal and, accordingly, interim results are not indicative of results for a full year. The significant accounting policies and certain financial information, which are normally included in financial statements prepared in accordance with generally, accepted accounting principles, but which are not required for interim reporting purposes, have been condensed or omitted. The accompanying consolidated financial statements of the Partnership should be read in conjunction with the consolidated financial statements and related notes included in the Partnership's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

2.  DISTRIBUTIONS OF AVAILABLE CASH

The Partnership will make distributions to its partners with respect to each fiscal quarter of the Partnership within 45 days after the end of each fiscal quarter in an aggregate amount equal to its Available Cash for such quarter. The Partnership will distribute 100% of its Available Cash (98% to Unitholders and 2% to the General Partners) until the Minimum Quarterly Distribution ("MQD") of $.54 per unit for such quarter has been met. The MQD will be subject to the payment of incentive distributions in the event Available Cash exceeds the MQD of $.54 on all units. During the Subordination Period, to the extent there is sufficient Available Cash, the holders of Common Units have the right to receive the MQD, plus any arrearages, prior to the distribution of Available Cash to holders of Subordinated Units. Subordinated Units do not accrue arrearages with respect to distributions for any quarter.

On April 25, 2000, the MQD for the three month period from January 1, 2000 to March 31, 2000 was declared in the amount of $9,270, representing in the aggregate, distributions to the Common Unitholders and General Partners at $.54 per common unit. This distribution will be paid on May 15, 2000. No distributions have been declared and subsequently paid on the Subordinated Units for the period from October 1, 1997 to March 31, 2000.

                CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                    (Dollars in thousands, except unit data)
                                   (Unaudited)

3.  ACQUISITIONS

During the three months ended March 31, 2000, the Partnership consummated one acquisition for a total consideration of less than $5.0 million.

During the three months ended March 31, 1999, the Partnership consummated four acquisitions for a total consideration of $9.4 million, of which approximately $9.2 million was paid in cash and assumed debt, and $0.2 million was in the form of Common Units of the Partnership.

On December 11, 1998, the Partnership acquired Propane Continental, Inc. ("PCI"). Due to the significance of this acquisition, the following information is provided to present proforma results as if PCI had been acquired on July 1, 1998.

                                                             Proforma
                                                         Nine months Ended
                                                          March 31, 1999
                                                          --------------
Revenue                                                       $795,873
Net income                                                      12,526
Net income per unit                                                .52

4.  NET INCOME PER UNIT

Net income per unit is computed by dividing net income, after considering the General Partners' 2% interest, by the weighted average number of Common and Subordinated Units outstanding during the period.

5.  SEGMENT AND RELATED INFORMATION

For the purpose of providing segment information, the Partnership's two principal business segments are its retail and Coast Energy Group ("CEG") operations. The retail segment includes propane sales, principally to end-users; repair and maintenance of propane heating systems and appliances; and the sale of propane-related supplies, appliances, and other equipment. These transactions are accounted for as one business segment internally and share the same customer base. CEG provides supply, marketing, and distribution services to other resellers of propane and end-users. Principal products are propane, other natural gas liquids, crude oil, and natural gas. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the annual report on Form 10-K. Intra-company transactions between segments are recorded approximately at market value at the transaction date.

                CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                    (Dollars in thousands, except unit data)
                                   (Unaudited)

5.  SEGMENT AND RELATED INFORMATION (CONT.)

The segments are evaluated internally using earnings before interest, taxes, depreciation, and amortization ("EBITDA"). Depreciation, amortization, interest and some operating, general, and administrative expenses are not specifically tracked by business segment, and are therefore included in the "Other" category in the following tables:

                                   Three Months Ended March 31, 2000
-----------------------------------------------------------------------------------------------------------------------
                                                Retail                CEG               Other               Total
                                           -----------------   -----------------  -----------------   -----------------
 Revenues                                         $ 133,132           $ 976,453         $        -         $ 1,109,585

 Cost of sales                                       72,023             958,590                  -           1,030,613
                                           -----------------   -----------------  -----------------   -----------------

       Gross profit                                  61,109              17,863                  -              78,972

 Operating, general, and
 administrative expenses                             28,728               8,303              2,159              39,190
                                           -----------------   -----------------  -----------------   -----------------

       EBITDA                                        32,381               9,560             (2,159)             39,782

 Non-allocated expenses                                   -                   -             19,250              19,250
                                           -----------------   -----------------  -----------------   -----------------

       Net income (loss)                          $  32,381           $   9,560         $  (21,409)        $    20,532
                                           =================   =================  =================   =================


                                   Three Months Ended March 31, 1999
-----------------------------------------------------------------------------------------------------------------------
                                                Retail                CEG               Other               Total
                                           -----------------   -----------------  -----------------   -----------------
 Revenues                                         $ 105,449           $ 233,087         $        -           $ 338,536

 Cost of sales                                       44,216             223,973                  -             268,189
                                           -----------------   -----------------  -----------------   -----------------

       Gross profit                                  61,233               9,114                  -              70,347

 Operating, general, and
 administrative expenses                             26,238               4,900              3,268              34,406
                                           -----------------   -----------------  -----------------   -----------------

       EBITDA                                        34,995               4,214             (3,268)             35,941

 Non-allocated expenses                                   -                   -             14,711              14,711
                                           -----------------   -----------------  -----------------   -----------------

       Net income (loss)                          $  34,995           $   4,214         $  (17,979)          $  21,230
                                           =================   =================  =================   =================

                CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                    (Dollars in thousands, except unit data)
                                   (Unaudited)


5.  SEGMENT AND RELATED INFORMATION (CONT.)

                                      Nine Months Ended March 31, 2000
-----------------------------------------------------------------------------------------------------------------------
                                                Retail                CEG               Other               Total
                                           -----------------   -----------------  -----------------   -----------------
 Revenues                                         $ 284,442         $ 2,310,979         $        -         $ 2,595,421

 Cost of sales                                      142,735           2,274,309                  -           2,417,044
                                           -----------------   -----------------  -----------------   -----------------

       Gross profit                                 141,707              36,670                  -             178,377

 Operating, general, and
 administrative expenses                             79,467              21,541              8,272             109,280
                                           -----------------   -----------------  -----------------   -----------------

       EBITDA                                        62,240              15,129             (8,272)             69,097

 Non-allocated expenses                                   -                   -             54,773              54,773
                                           -----------------   -----------------  -----------------   -----------------

       Net income (loss)                          $  62,240         $    15,129         $  (63,045)        $    14,324
                                           =================   =================  =================   =================

                                      Nine Months Ended March 31, 1999
-----------------------------------------------------------------------------------------------------------------------
                                                Retail                CEG               Other               Total
                                           -----------------   -----------------  -----------------   -----------------

 Revenues                                         $ 216,989           $ 515,590         $        -           $ 732,579

 Cost of sales                                       92,127             497,146                  -             589,273
                                           -----------------   -----------------  -----------------   -----------------

       Gross profit                                 124,862              18,444                  -             143,306

 Operating, general, and
 administrative expenses                             69,443              11,825              9,104              90,372
                                           -----------------   -----------------  -----------------   -----------------

       EBITDA                                        55,419               6,619             (9,104)             52,934

 Non-allocated expenses                                   -                   -             36,512              36,512
                                           -----------------   -----------------  -----------------   -----------------

       Net income (loss)                          $  55,419           $   6,619         $  (45,616)          $  16,422
                                           =================   =================  =================   =================

                CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                    (Dollars in thousands, except unit data)
                                   (Unaudited)

5.  SEGMENT AND RELATED INFORMATION (CONT.)

                                              As of March 31, 2000
-----------------------------------------------------------------------------------------------------------------
                                                Retail             CEG              Other             Total
                                           ----------------  ----------------  ----------------  ----------------

 Identifiable assets                             $  56,217         $  61,292         $   3,460         $ 120,969
 General corporate assets                                -                 -           732,350           732,350
                                           ----------------  ----------------  ----------------  ----------------
       Total assets                              $  56,217         $  61,292         $ 735,810         $ 853,319
                                           ================  ================  ================  ================

                                              As of March 31,1999
-----------------------------------------------------------------------------------------------------------------
                                                Retail             CEG              Other             Total
                                           ----------------  ----------------  ----------------  ----------------
 Identifiable assets                             $  37,354         $  39,735         $   7,148         $  84,237
 General corporate assets                                -                 -           700,393           700,393
                                           ----------------  ----------------  ----------------  ----------------
       Total assets                              $  37,354         $  39,735         $ 707,541         $ 784,630
                                           ================  ================  ================  ================

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

                CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

                                     ITEM 2:
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Because a substantial portion of the Partnership's retail propane is used in the weather-sensitive residential markets, the temperatures in the Partnership's area of operations, particularly during the six-month peak heating season (October through March), have a significant effect on the financial performance of the Partnership. In any given area, warmer-than-normal temperatures will tend to result in reduced propane use, while sustained colder-than-normal temperatures will tend to result in greater propane use. Therefore, information on normal temperatures is used by the Partnership in understanding how historical results of operations are affected by temperatures that are colder or warmer than normal and in preparing forecasts of future operations, which are based on the assumption that normal weather will prevail in each of the Partnership's regions.

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

                CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

                                     ITEM 2:
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANALYSIS OF HISTORICAL RESULTS OF OPERATIONS - THREE MONTH PERIOD ENDED MARCH 31

The following discussion compares the results of operations and other data of the Partnership for the three-month period ended March 31, 2000, to the three-month period ended March 31, 1999.

VOLUME.  During the three months ended March 31, 2000, the Partnership sold
104.1 million retail propane gallons, a decrease of 3.7 million gallons or 3.4% from the 107.8 million retail propane gallons sold during the three months ended March 31, 1999. Retail sales volumes were adversely impacted for the quarter ended March 31, 2000 by weather patterns and temperatures that were significantly warmer than normal and warmer than prior year conditions, partially offset by acquisitions and internal growth. Acquisitions of propane businesses since March 31, 1999 accounted for 6.2 million retail gallons sold during the three months ended March 31, 2000.

Based on the average number of heating degree days in the markets served by the Partnership, for the January to March 2000 period, temperatures were approximately 16.5% and 7.1% warmer than normal and last year, respectively. While this indicator generally measures the impact of temperatures on the Partnership's business, other factors such as geographic mix, magnitude and duration of temperature and weather conditions can also impact sales volumes. Overall mild weather conditions had an adverse impact on the Partnership's retail sales volume (excluding acquisitions) and earnings compared to normal levels for the three months ended March 31, 2000. The three months ended March 31 historically account for approximately 40% of the Partnership's annual earnings before interest, taxes, depreciation and amortization ("EBITDA").

REVENUES. Revenues increased by $771.1 million or 227.8% to $1,109.6 million for the three months ended March 31, 2000, as compared to $338.5 million for the three months ended March 31, 1999. This increase was primarily attributable to an increase in CEG revenues of $743.4 million or 318.9% to $976.5 million for the three months ended March 31, 2000, as compared to $233.1 million for the three months ended March 31, 1999. This increase was due primarily to CEG base business growth and higher product costs, partially offset by warmer weather conditions. The revenues for the retail business increased by $27.7 million or 26.3% to $133.1 million for the three months ended March 31, 2000, as compared to $105.4 million for the three months ended March 31, 1999. This reflects primarily the increase in propane selling prices in response to product cost increases noted below, combined with increased revenue from business acquisitions, offset by the decrease in weather related sales volumes described above.

COST OF PRODUCT SOLD. Cost of product sold increased by $762.4 million or 284.3% to $1,030.6 million for the three months ended March 31, 2000, as compared to $268.2 million for the three months ended March 31, 1999. The increase in cost of product sold was primarily due to the increased CEG sales described above, combined with higher propane cost per gallon. As a percentage of revenues, cost of product sold increased to 92.9% for the three months ended March 31, 2000, as compared to 79.2% for the three months ended March 31, 1999, due primarily to the increase in CEG's activities.

                CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

                                     ITEM 2:
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GROSS PROFIT. Gross profit increased $8.7 million or 12.4% to $79.0 million for the three months ended March 31, 2000, compared to $70.3 million for the three months ended March 31, 1999. Gross profit on retail propane decreased $0.1 million or 0.2% to $61.1 million for the three months ended March 31, 2000, compared to $61.2 million for the three months ended March 31, 1999. Retail gross margin per gallon for the three months ended March 31, 2000 was 3.4% better than last year. This was attributable to increasing propane margins in selected retail markets and increased revenues from additional services. CEG's gross profit increased $8.8 million or 96.7% to $17.9 million for the three months ended March 31, 2000, compared to $9.1 million for the three months ended March 31, 1999 due to base business growth. As a percentage of revenues, gross profit decreased to 7.1% for the three months ended March 31, 2000, as compared to 20.8% for the three months ended March 31, 1999. This is due to a higher mix of CEG business, which has a lower gross margin as a percent of sales. Gross profit increases from retail businesses acquired since March 31, 1999 was $3.7 million for the three months ended March 31, 2000. Gross profit increases from businesses acquired in the CEG division was $2.0 million for the three months ended March 31, 2000.

CASH OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES. Cash operating, general and administrative expenses increased by $4.8 million or 14.0% to $39.2 million for the three months ended March 31, 2000, as compared to $34.4 million for the three months ended March 31, 1999. CEG's operating expenses increased $1.7 million due to increased transaction volumes from internal growth. Additionally, approximately $3.3 million of the total increase was attributable to increases in operating expenses related to the acquisition of new businesses, which was offset to some extent by expense savings at existing locations. As a percentage of revenues, operating, general and administrative expenses decreased to 3.5% for the three months ended March 31, 2000, as compared to 10.2% for the three months ended March 31, 1999, due primarily to an increase in CEG revenues.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $2.0 million or 25.6% to $9.8 million for the three months ended March 31, 2000, as compared to $7.8 million for the three months ended March 31, 1999. This increase was primarily due to the additional amortization and depreciation expense associated with newly acquired businesses.

OPERATING INCOME. Operating income increased $1.9 million or 6.8% to $30.0 million for the three months ended March 31, 2000, as compared to $28.1 million for the three months ended March 31, 1999. This increase was primarily the result of the increased gross profit described above, partially offset by the increased operating, general and administrative expenses also described above.

INTEREST EXPENSE. Interest expense increased by $2.5 million or 36.2% to $9.4 million for the three months ended March 31, 2000, as compared to $6.9 million for the three months ended March 31, 1999. The increase was due principally to borrowings related to acquisitions and to a lesser extent, higher borrowings as a result of higher product costs and higher interest rates.

                CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

                                     ITEM 2:
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANALYSIS OF HISTORICAL RESULTS OF OPERATIONS - NINE MONTH PERIOD ENDED MARCH 31

The following discussion compares the results of operations and other data of the Partnership for the nine month period ended March 31, 2000, to the nine month period ended March 31, 1999.

VOLUME.  During the nine months ended March 31, 2000, the Partnership sold
237.0 million retail propane gallons, an increase of 16.2 million gallons or 7.3% from the 220.8 million retail propane gallons sold during the nine months ended March 31, 1999. Retail sales volumes for the nine months ended March 31, 2000 were adversely impacted by an unseasonably mild fall and early winter heating season. Acquisitions of new propane businesses since March 31, 1999 accounted for 21.3 million retail gallons sold during the nine months ended March 31, 2000.

Based on the average number of heating degree days in the markets served by the Partnership, for March 2000, year to date temperatures were approximately 15.3% and 5.0% warmer than normal and last year, respectively. While this indicator generally measures the impact of temperatures on the Partnership's business, other factors such as geographic mix, magnitude and duration of temperature and weather conditions can also impact sales volumes. The overall impact of weather had an adverse impact on the Partnership's retail sales volume (excluding acquisitions) and earnings compared to normal levels.

REVENUES. Revenues increased by $1,862.8 million or 254.3% to $2,595.4 million for the nine months ended March 31, 2000, as compared to $732.6 million for the nine months ended March 31, 1999. CEG's revenues increased $1,795.4 million or 348.2% to $2,311.0 million for the nine months ended March 31, 2000, as compared to $515.6 million for the nine months ended March 31, 1999. This increase was due to acquisitions, base business growth, and higher product costs. The revenues for the retail business increased by $67.4 million or 31.1% to $284.4 million for the nine months ended March 31, 2000, as compared to $217.0 million for the nine months ended March 31, 1999. This increase was due primarily to acquisitions and partially due to increased product selling prices, offset by mild weather conditions which adversely impacted retail sales volumes as described above.

COST OF PRODUCT SOLD. Cost of product sold increased by $1,827.7 million or 310.1% to $2,417.0 million for the nine months ended March 31, 2000, as compared to $589.3 million for the nine months ended March 31, 1999. The increase in cost of product sold was primarily related to acquisitions, CEG base business growth, and partially due to increases in the cost of product. As a percentage of revenues, cost of product sold increased to 93.1% for the nine months ended March 31, 2000, as compared to 80.4% for the nine months ended March 31, 1999, due primarily to the increase in CEG's activities.

                CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

                                     ITEM 2:
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GROSS PROFIT. Gross profit increased $35.1 million or 24.5% to $178.4 million for the nine months ended March 31, 2000, compared to $143.3 million for the nine months ended March 31, 1999. Gross profit on retail propane increased $16.8 million or 13.5% to $141.7 million for the nine months ended March 31, 2000, compared to $124.9 million for the nine months ended March 31, 1999. Retail gross margins per gallon for the nine months ended March 31, 2000 were 5.7% better than last year. This was attributable to increasing propane margins in selected retail markets and increased revenues from additional services. CEG's gross profit increased $18.3 million or 99.5% to $36.7 million for the nine months ended March 31, 2000, compared to $18.4 million for the nine months ended March 31, 1999 due to acquisitions and base business growth. As a percentage of revenues, gross profit decreased to 6.9% for the nine months ended March 31, 2000, as compared to 19.6% for the nine months ended March 31, 1999. This is due to a higher mix of CEG business, which has a lower gross margin as a percent of sales. Gross profit increases from retail businesses acquired since July 1, 1999 was $16.1 million for the nine months ended March 31, 2000. Gross profit increases from businesses acquired in the CEG division was $11.4 million for the nine months ended March 31, 2000.

CASH OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES. Cash operating, general and administrative expenses increased by $18.9 million or 20.9% to $109.3 million for the nine months ended March 31, 2000, as compared to $90.4 million for the nine months ended March 31, 1999. CEG's operating expenses increased $7.2 million due to increased transaction volumes from internal growth. Approximately $17.5 million of the total increase was attributable to increases in operating expenses relating to the acquisition of new businesses, which was offset by expense savings at existing locations. As a percentage of revenues, operating, general and administrative expenses decreased to 4.2% for the nine months ended March 31, 2000, as compared to 12.3% for the nine months ended March 31, 1999, due primarily to an increase in CEG revenues.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $8.4 million or 44.9% to $27.1 million for the nine months ended March 31, 2000, as compared to $18.7 million for the nine months ended March 31, 1999. This increase was primarily due to the additional amortization and depreciation expense associated with newly acquired businesses.

OPERATING INCOME. Operating income increased $7.7 million or 22.4% to $42.0 million for the nine months ended March 31, 2000, as compared to $34.3 million for the nine months ended March 31, 1999. This increase was primarily the result of the increased gross profit described above, partially offset by the increased operating, general and administrative expenses also described above.

INTEREST EXPENSE. Interest expense increased by $9.7 million or 54.5% to $27.5 million for the nine months ended March 31, 2000, as compared to $17.8 million for the nine months ended March 31, 1999. The increase was due to higher borrowings related to business acquisitions and higher product costs, as well as higher interest rates.

                CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

                                     ITEM 2:
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. Cash provided by operating activities during the nine month period ended March 31, 2000 was $27.4 million. Cash flow from operations included net income of $14.3 million and non-cash charges of $26.7 million for the period, comprised of depreciation and amortization expense and the gain on sale of assets. The impact of working capital changes decreased cash flow by approximately $13.6 million.

INVESTING ACTIVITIES. Cash used in investment activities for the nine month period ended March 31, 2000 totaled $45.5 million, which was principally related to Partnership acquisitions and purchases of plant and equipment.

FINANCING ACTIVITIES. Cash provided by financing activities was $23.1 million for the nine months ended March 31, 2000, which reflects the $11.8 million in payments on the partnership's working capital facility and purchase obligations offset by net proceeds from placement of senior notes of $58.3 million. Cash distributions paid to Unitholders for the period totaled $27.8 million and advances from related parties totaled $4.4 million.

FINANCING AND SOURCES OF LIQUIDITY

The Partnership's obligations under its Senior Note Agreements and Bank Credit Agreement are secured by a security interest in the Operating Partnership's inventory, accounts receivable and certain customer storage tanks. The Senior Note and Bank Credit Agreements contain various terms and covenants including financial ratio covenants with respect to debt and interest coverage and limitations, among others, on the ability of the Partnership and its subsidiaries to incur additional indebtedness, create liens, make investments and loans, and enter into mergers, consolidations or sales of all or substantially all assets. Generally, so long as no default exists or would result, the Partnership is permitted to make distributions during each fiscal quarter in an amount not in excess of Available Cash with respect to the immediately preceding quarter. The Partnership was in compliance with all terms and covenants at March 31, 2000.

                CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

                                     ITEM 2:
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, relating to the Partnership's future business expectations and predictions and financial condition and results of operations. These forward-looking statements involve certain risks and uncertainties. The Partnership's actual future performance will be affected by a number of factors, risks, and uncertainties, including, without limitation: the impact of weather conditions on the demand for propane; fluctuations in the unit cost of propane; the ability of the Partnership to compete with other suppliers of propane and other energy sources; the ability of the Partnership to retain and acquire customers; the Partnership's ability to implement its expansion strategy and to integrate acquired businesses successfully; the impact of energy efficiency and technology advances on the demand for propane; the ability of management to continue to control expenses; the impact of regulatory developments on the Partnership's business; and the impact of legal proceedings on the Partnership's business. All subsequent written and oral forward-looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by such cautionary statements. The Partnership undertakes no obligation to publicly release any revision to these forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

                                     ITEM 3:
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership has limited exposure to technology risk, credit risk, interest rate risk, foreign currency risk, and commodity price risk. In the normal course of business, the Partnership employs various strategies and procedures to manage its exposure to changes in interest rates, fluctuations in the value of foreign currencies, and changes in commodity prices. The Partnership's exposure to any of these risks is not materially different than as disclosed in the Partnership's Annual Report on 10-K for the year ended June 30, 1999.

                CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY




PART II. OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K

a)                Exhibits

                  An exhibit index is attached at the end of this report and is incorporated herein by reference.

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

                  Cornerstone Propane Partners, L.P.
                                    (Registrant)

                  By:               Cornerstone Propane GP, Inc.
                                    as Managing General Partner

                  By:               /s/ Ronald J. Goedde
                                    ------------------------------------
                  Name:             Ronald J. Goedde
                  Title:            Executive Vice President
                                    and Chief Financial Officer

                  By:               /s/ Richard D. Nye
                                    ------------------------------------
                  Name:             Richard D. Nye
                  Title:            Vice President Finance
                                    & Administration

                  Date:             May 11, 2000

                                  EXHIBIT INDEX


Exhibits                   Description

27                         Financial Data Schedule