Form 10-K
period 2000-06-30
CORNERSTONE PROPANE PARTNERS LP
filed 2000-09-28
CIK 1024338

                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 30, 2000
                         Commission file Number 1-12499

                       CORNERSTONE PROPANE PARTNERS, L.P.
             (Exact Name of Registrant as Specified in Its Charter)

             Delaware                                     77-0439862
--------------------------------                   ---------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
Incorporation or Organization)

432 Westridge Drive, Watsonville, California                      95076
--------------------------------                      ------------------------
(Address of Principal Executive Offices)                        (Zip Code)

Registrant's Telephone Number, Including Area Code            (831) 724-1921

Securities registered pursuant to Section 12(b) of the Act.

      Title Of Each Class             Name Of Each Exchange On Which Registered
-----------------------------         -----------------------------------------
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
Yes    X      No
    ------       ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the 16,865,691 Common Units held by nonaffiliates of the Registrant as of the close of business on September 22, 2000, is:
$249,823,048.

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

         The Partnership believes that it is the fifth largest retail marketer of propane in the United States in terms of volume, serving more than 480,000 residential, commercial, industrial and agricultural customers from 293 customer service centers in 34 states as of June 30, 2000. The Partnership's operations are concentrated in the east, south, central and west coast regions of the United States. For the year ended June 30, 2000, the Partnership had retail propane sales of approximately 276 million gallons.

         The Partnership is principally engaged in (i) the retail distribution of propane for residential, commercial, industrial, agricultural and other retail uses, (ii) the wholesale marketing and distribution to suppliers and other end users of propane, other natural gas liquids, natural gas and crude oil to the retail propane industry, the chemical and petrochemical industries and other commercial and agricultural markets, (iii) the repair and maintenance of propane heating systems and appliances and (iv) the sale of propane-related supplies, appliances and other equipment.

         The retail propane business is a "margin-based" business in which gross profits depend on the excess of sales prices over propane supply costs. Sales of propane to residential and commercial customers, which account for the vast majority of the Partnership's retail revenue, have provided a relatively stable source of revenue for the Partnership. Based on fiscal 2000 retail propane gallons sold, the customer base consisted of 57% residential, 19% commercial and industrial and 24% agricultural and other customers. Sales to residential customers have generally provided higher gross margins than other retail propane sales. While commercial propane sales are generally less profitable than residential retail sales, the Partnership has traditionally relied on this customer base to provide a steady, noncyclical source of revenues. No single customer accounted for more than 1% of total retail revenues.

         The Partnership's Coast Energy Group ("CEG") operations engage in the marketing and distribution of propane to independent dealers, major interstate marketers and the chemical and petrochemical industries in addition to procurement and distribution of propane for the retail segment. Through CEG, the Partnership also participates in the marketing of other natural gas liquids, the processing and marketing of natural gas and the marketing of crude oil. The Partnership either owns or has contractual rights to use transshipment terminals, rail cars, long-haul tanker trucks, pipelines and storage capacity. The Partnership believes that its CEG marketing and processing activities position it to achieve product cost advantages and to avoid shortages during periods of tight supply to an extent not generally available to other retail propane distributors.

PRODUCT

         Propane, a by-product of natural gas processing and petroleum refining, is a clean-burning energy source recognized for its transportability and ease of use relative to alternative stand-alone energy sources. The retail propane business of the Partnership consists principally of transporting propane to its retail distribution outlets and then to tanks located on its customers' premises. Retail propane use falls into four broad categories: (i) residential,
(ii) industrial and commercial, (iii) agricultural and (iv) other applications, including motor fuel sales. Residential customers use propane primarily for space, cooking and water heating. Industrial customers use propane primarily as fuel for forklifts and stationary engines, to fire furnaces, as a cutting gas, in mining operations and in other process applications. Commercial customers, such as restaurants, motels, laundries and commercial buildings, use propane in a variety of applications, including cooking, heating and drying. In the agricultural market, propane is primarily used for tobacco curing, crop drying, poultry brooding and weed control. Other retail uses include motor fuel for cars and trucks, outdoor cooking and other recreational purposes, propane resales and sales to state and local governments. In its CEG operations, the Partnership sells propane principally to large industrial customers and other propane distributors.

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

SOURCES OF SUPPLY

         The Partnership's propane supply is purchased from oil companies and natural gas processors at numerous supply points located in the United States and Canada. During the year ended June 30, 2000, virtually all of the Partnership's propane supply was purchased pursuant to agreements with terms of less than one year, but the percentage of contract purchases may vary from year to year as determined by the Partnership. Supply contracts generally provide for pricing in accordance with posted prices at the time of delivery or the current prices established at major delivery points. Most of these agreements provide maximum and minimum seasonal purchase guidelines. In addition, the Partnership makes purchases on the spot market from time to time to take advantage of favorable pricing. The Partnership receives its supply of propane predominantly through railroad tank cars and common carrier transport.

         Supplies of propane from the Partnership's sources historically have been readily available. In the year ended June 30, 2000, Louis Dreyfus was the Partnership's largest supplier providing approximately 11% of the Partnership's total propane supply for its retail and CEG operations (excluding propane obtained from the Partnership's natural gas processing operations). The

Partnership believes that if supplies from Louis Dreyfus were interrupted, it would be able to secure adequate propane supplies from other sources without a material disruption of its operations. No single supplier provided more than 10% of the Partnership's domestic propane supply in the year ended June 30, 1999. Although no assurance can be given that supplies of propane will be readily available in the future, the Partnership expects a sufficient supply to continue to be available. The Partnership has not experienced a shortage that has prevented it from satisfying the needs of its customers and does not foresee any significant shortage in the supply of propane.

         The Partnership engages in the hedging of product cost and supply through common hedging practices by using derivative instruments. These practices will be monitored and maintained by management for the Partnership on a daily basis. Hedging of product cost and supply does not always result in increased margins. In addition, the Partnership will use derivatives to hedge foreign exchange exposure, take positions in product cost by utilizing fundamental analysis in the commodity and implement arbitrage strategies where product prices vary in different markets.

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

         The Partnership has, from time to time, leased space in storage facilities to take advantage of supply purchasing opportunities as they have occurred, and the Partnership believes that it will have adequate third party storage to take advantage of such opportunities in the future. Access to storage facilities will allow the Partnership, to the extent it may deem it desirable, to buy and store large quantities of propane during periods of low demand, which generally occur during the summer months, thereby helping to ensure a more secure supply of propane during periods of intense demand or price instability.

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

         A number of functions are centralized at the Partnership's support locations in order to achieve certain operating efficiencies as well as to enable the personnel located in the customer service centers to focus on customer service and sales. The corporate headquarters and the customer service centers are linked via a computer system. Each of the Partnership's customer service centers is equipped with a computer connected to the central management information system in the Partnership's corporate headquarters. This computer network system provides retail company personnel with accurate and timely information on supply cost, inventory and customer accounts. The Partnership makes centralized purchases of propane through its CEG operations for the retail service centers enabling the Partnership to achieve certain advantages, including price advantages, because of its status as a large volume buyer. The functions of cash management, accounting, taxes, payroll, equipment procurement, licensing, employee benefits, human resources, and strategic planning are also performed on a centralized basis.

TRADEMARKS

         The Partnership utilizes a variety of trademarks, including "Synergy Gas" and its related design, which the Partnership owns, and "Empire Gas" and its related design, which the Partnership has the right to use, and trade names, including "Coast Gas" and "Coast Energy Group". The Partnership generally expects to retain the names and identities of acquired entities, which the Partnership believes preserves the goodwill of the acquired businesses and promotes continued local customer loyalty. The Partnership regards its trademarks, trade names and other proprietary rights as valuable assets and believes that they have significant value in the marketing of its products.

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

COMPETITION

         Based upon information provided by the Energy Information Administration, propane accounts for approximately three percent of household energy consumption in the United States. Propane competes primarily with natural gas, electricity and fuel oil as an energy source, principally on the basis of price, availability and portability. Propane is more expensive than natural gas on an equivalent BTU basis in locations served by natural gas, but serves as a substitute for natural gas in rural and suburban areas where natural gas is unavailable or portability of product is required. Historically, the expansion of natural gas into traditional propane markets has been inhibited by the capital costs required to expand pipeline and retail distribution systems. Although the extension of natural gas pipelines tends to displace propane distribution in areas affected, the Partnership believes that new opportunities for propane sales arise as more geographically remote neighborhoods are developed. Propane is generally less expensive to use than electricity for space heating, water heating, clothes drying and cooking. Although propane is similar to fuel oil in certain applications and market demand, propane and fuel oil compete to a lesser extent primarily because of the cost of converting from one to the other.

         In addition to competing with alternative energy sources, the Partnership competes with other companies engaged in the retail propane distribution business. Competition in the propane industry is highly fragmented and generally occurs on a local basis with other large full-service multi-state propane marketers, thousands of smaller local independent marketers and farm cooperatives. Based on industry publications, the Partnership believes that the domestic retail market for propane is approximately 8.8 billion gallons annually, that the 10 largest retailers, which includes the Partnership, account for approximately 45% of the total retail sales of propane in the United States, and that no single marketer has a greater than 10% share of the total retail market in the United States.
Most of the Partnership's customer service centers compete with five or more marketers or distributors. Each customer service center operates in its own competitive environment, because retail marketers tend to locate in close proximity to customers. The Partnership's customer service centers generally have an effective marketing radius of approximately 25 to 50 miles, although in certain rural areas the marketing radius may be extended by a satellite storage location.

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

         The Partnership's CEG operations compete in the wholesale liquefied petroleum gas ("LPG") business, which includes propane and other natural gas liquids, and is highly competitive. In addition, CEG provides marketing and risk management services in the natural gas and crude oil markets which are highly competitive. For the year ended June 30, 2000, the Partnership's CEG operations accounted for 91% of total revenue and approximately 20% of the gross profit. The Partnership believes that its CEG operations provides it with a national presence and a reasonably secure, efficient supply base, and positions it well for expansion through acquisitions or start-up operations in new markets.

RISKS OF BUSINESS

         The Partnership's propane operations are subject to all the operating hazards and risks normally incident to handling, storing and transporting combustible liquids, such as the risk of personal injury and property damages caused by accident or fire.

         The Partnership's comprehensive general and excess liability policy provides coverage for losses of up to $101.0 million with a $250,000 deductible.

REGULATION

         The Partnership's operations are subject to various federal, state and local laws governing the transportation, storage and distribution of propane, occupational health and safety, and other matters. All of the states in which the Partnership operates have adopted fire safety codes that regulate the storage and distribution of propane. In some states these laws are administered by state agencies, and in others they are administered on a municipal level. Certain municipalities prohibit the below ground installation of propane furnaces and appliances, and certain states are considering the adoption of similar regulations. The Partnership cannot predict the extent to which any such regulations might affect the Partnership, but does not believe that any such effect would be material. It is not anticipated that the Partnership will be required to expend material amounts by reason of environmental and safety laws and regulations, but inasmuch as such laws and regulations are constantly being changed, the Partnership is unable to predict the ultimate cost to the Partnership of complying with environmental and safety laws and regulations.

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

PERSONNEL

         As of August 31, 2000, the Partnership had 2,436 full-time employees, of whom 132 were general and administrative and 2,304 were operational employees. Fewer than 20 of the Partnership's employees were represented by labor unions. The Partnership believes that its relations with its employees are satisfactory. The Partnership generally hires seasonal workers to meet peak winter demand.

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

ITEM 2. PROPERTIES.

CORPORATE HEADQUARTERS

         The principal executive offices of the Partnership are located at 432 Westridge Drive, Watsonville, California 95076. These offices are leased through 2007. The accounting and administrative operations are centralized in Lebanon, Missouri. These offices are leased through 2006. CEG's principal office is at 1600 Hwy 6, Sugar Land, TX 77478 and the office is leased through 2008.

RETAIL CUSTOMER SERVICE CENTERS AND CEG'S OPERATIONS LOCATIONS

         The Partnership leases customer service centers and administrative office space under non-cancelable operating leases expiring at various times through 2015. These leases generally contain renewal options and require the Partnership to pay all executory costs (property taxes, maintenance and insurance). As of June 30, 2000, the Partnership operated 293 customer service centers.

         As of June 30, 2000, the Partnership operated bulk storage facilities with total propane storage capacity of approximately 53 million gallons, of which 3 million gallons are owned by the Partnership and 50 million gallons are leased. The Partnership does not own, operate or lease any underground propane storage facilities (excluding customer and local distribution tanks). The Partnership owns several short distance pipelines in Texas and Louisiana used for transporting crude oil for third party shippers.

DISTRIBUTION

         The Partnership purchases propane at refineries, gas processing plants, underground storage facilities, and pipeline terminals and transports the propane by railroad tank cars and tank trailer trucks to the Partnership's customer service centers, each of which has gas bulk storage capacity ranging from 30,000 to 120,000 gallons. The Partnership is a shipper on all major interstate LPG pipeline systems. The customer service centers have an aggregate storage capacity of approximately 18 million gallons of propane, and each service center has equipment for transferring the gas into and from the bulk storage tanks. The Partnership owns and operates 42 over-the-road tractors and 50 transport trailers to deliver propane and consumer tanks to its retail service centers and also relies on common carriers to deliver propane to its retail service centers. The Partnership also owns and operates 20 over-the-road tractors and 22 transport trailers to haul crude oil. The Partnership is a shipper of crude and natural gas on numerous pipeline systems, with injection and subsequent delivery being performed by suppliers and customers.

         Deliveries to customers are made by means of approximately 850 bobtail trucks and approximately 900 other delivery and service vehicles owned by the Partnership. Propane is stored by the customers on their premises in stationary steel tanks generally ranging in capacity from 25 to 1,000 gallons, with large users having tanks with a capacity of up to 30,000 gallons. Most of the propane storage tanks used by the Partnership's residential and commercial customers are owned by the Partnership and leased, rented or loaned to customers. The Partnership owned approximately 84% of these customer storage tanks.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF UNITHOLDERS.

         No matters were submitted to a vote of Unitholders by the Partnership during the fiscal year covered by this report.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED UNITHOLDER MATTERS.

         Cornerstone Propane Partners, L.P. Common Units are traded on the New York Stock Exchange under the symbol CNO. The high and low trading prices for the following quarters were:


Fiscal Year 2000                                    High             Low
Quarter ended September 30                          18 3/4           15 7/8
Quarter ended December 31                           16 15/16         10
Quarter ended March 31                              15               11 1/4
Quarter ended June 30                               14 13/16         12 3/8

Fiscal Year 1999                                    High             Low

Quarter ended September 30                          22 1/2           18 1/4
Quarter ended December 31                           21 1/8           16
Quarter ended March 31                              19               15 5/8
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

         As of September 22, 2000, there were approximately 18,200 holders of Common Units, including individual participants in security position listings.

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

         During the Subordination Period, each holder of Common Units will be entitled to receive the Minimum Quarterly Distribution, plus any arrearages thereon, before any distributions are made on the outstanding subordinated limited partner interests of the Partnership (the "Subordinated Units"). The Subordination Period will end and all Subordinated Units will convert to Common Units, when and if full distribution has occurred for both Common Units and Subordinated Units for twelve consecutive quarters. There were no payments to the Subordinated Unitholders in fiscal 2000 or 1999. Upon expiration of the Subordination Period, all Subordinated Units will convert to

Common Units on a one-for-one basis and will thereafter participate pro rata with the other Common Units in distributions of Available Cash.

         For a further discussion of the Partnership's cash distribution policy, refer to Notes 4 and 7 in the Partnership's Consolidated Financial Statements included in Item 8 of this report. For a discussion of certain issuances of securities under exemption from registration and certain restrictions under the Partnership's loan agreements that limit the Partnership's ability to pay cash distributions, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources - Financing and Sources of Liquidity" included in Item 7 of this report.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following table presents selected consolidated operating data of Cornerstone Propane Partners, L.P. and its subsidiary for the years ended June 30, 2000, and balance sheet data as of June 30, 2000, 1999 and 1998. The financial data of the Partnership was derived from the Partnership's audited consolidated financial statements. The financial data set forth below should be read in conjunction with the Partnership's audited consolidated financial statements, together with the notes thereto, included in Item 8 of this report.

                      CORNERSTONE PROPANE PARTNERS, L.P.

                     (IN THOUSANDS, EXCEPT PER UNIT DATA)


                                                                   Year Ended            Year Ended             Year Ended
                                                                 June 30, 2000         June 30, 1999          June 30, 1998
                                                                ---------------       ----------------       ---------------
 STATEMENT OF OPERATIONS DATA:

 Revenues                                                          $ 3,727,090            $ 1,154,608            $  768,129
 Cost of Sales                                                       3,516,292                973,367               623,924
                                                                ---------------       ----------------       ---------------
 Gross profit                                                          210,798                181,241               144,205

 Operating, general, and administrative expenses                       141,996                123,735                97,184
 Depreciation and amortization                                          37,624                 27,253                18,246
 Non-recurring charge                                                    4,600                      -                     -
                                                                ---------------       ----------------       ---------------

 Operating income                                                       26,578                 30,253                28,775

 Interest expense                                                       36,749                 25,033                19,222
                                                                ---------------       ----------------       ---------------

 Income (loss) before provision for income taxes                      (10,171)                  5,220                 9,553

 Provision for income taxes                                                192                     47                   127
                                                                ---------------       ----------------       ---------------

 Net income (loss)                                                 $  (10,363)              $   5,173             $   9,426
                                                                ===============       ================       ===============

 BALANCE SHEET DATA:                                               June 30,                 June 30,              June 30,
                                                                     2000                     1999                  1998
                                                                ---------------       ----------------       ---------------

 Current assets                                                     $  141,288             $   91,089            $   53,221
 Total assets                                                          851,210                781,244               572,511
 Current liabilities                                                    92,896                 71,063                51,595
 Long-term debt (including current maturities)                         488,289                398,940               240,938
 Partners' capital                                                     268,110                315,527               279,594

 OPERATING DATA:

 Capital expenditures (including acquisitions)                      $   48,801             $  175,285            $   30,096
 EBITDA (a)                                                             64,202                 57,506                47,021
 Limited Partners' net income (loss) per unit                           (0.43)                   0.23                  0.50
 Retail propane gallons sold                                           276,400                261,600               235,000

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the historical financial condition and results of operations for Cornerstone Propane Partners, L.P. and its subsidiary, Cornerstone Propane, L.P. (collectively "Cornerstone" or the "Partnership") should be read in conjunction with the audited financial statements and accompanying notes thereto included elsewhere in this report and the pro forma financial information elsewhere herein.

GENERAL

         The Partnership is a Delaware limited partnership formed in October 1996 to own and operate the propane businesses and assets of SYN Inc. and its subsidiaries ("Synergy"), Empire Energy Corporation and its subsidiaries ("Empire"), and CGI Holdings, Inc. and its subsidiaries ("Coast"). The Partnership's two principal business segments are its retail and Coast Energy Group ("CEG") operations. The Partnership believes it is the fifth largest retail marketer of propane in the United States, serving more than 480,000 residential, commercial, industrial and agricultural customers from 293 customer service centers in 34 states.

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

ANALYSIS OF HISTORICAL RESULTS OF OPERATIONS

         The following discussion compares the results of operations and other data of Cornerstone for the years ended June 30, 2000, 1999, and 1998.


Years Ended June 30, thousands of dollars
                                                                  2000              1999                1998
                                                     ------------------ -----------------   -----------------
 Revenues                                            $     3,727,090    $    1,154,608      $       768,129
 Cost of sales                                             3,516,292           973,367              623,924
                                                     ------------------ -----------------   -----------------

 Gross profit                                                210,798           181,241              144,205
 Operating, general, and
      administrative expenses                                141,996           123,735               97,184
 Depreciation and amortization                                37,624            27,253               18,246
 Non-recurring charge                                          4,600                 -                    -
                                                     ------------------ -----------------   -----------------

 Operating income                                             26,578            30,253               28,775
 Interest expense                                             36,749            25,033               19,222
 Provision for income taxes                                      192                47                  127
                                                     ------------------ -----------------   -----------------

 Net income (loss)                                   $       (10,363)   $        5,173      $         9,426
                                                     ================== =================   =================

FISCAL 2000 COMPARED TO FISCAL 1999:

         In fiscal 2000, Cornerstone sold 276.4 million retail propane gallons, an increase of 14.8 million gallons or 5.7% from the 261.6 million retail propane gallons sold in fiscal 1999. The increase in retail volume was attributable to acquisitions, which added 27.0 million gallons, partially offset by decreases due to the record breaking warm winter weather conditions this past year. The heating season for fiscal 2000 was the warmest on record in the last 106 years, since weather records have been maintained, which negatively impacted retail sales volumes and profits.

         Revenues increased by $2,572.5 million or 222.8% to $3,727.1 million in fiscal 2000, as compared to $1,154.6 million in fiscal 1999. This increase was attributable to an increase in CEG's revenues of $2,498.7 million or 280.8% to $3,388.7 million in fiscal 2000, as compared to $890.0 million in fiscal 1999, due primarily to higher volume sales coupled with higher commodity prices. Revenues for the retail business increased by $73.8 million or 27.9% to $338.4 million in fiscal 2000, as compared to $264.6 million in fiscal 1999, as a result of higher selling prices, and increased sales from acquisitions and internal growth.

         Cost of sales increased by $2,542.9 million or 261.2% to $3,516.3 million in fiscal 2000, as compared to $973.4 million in fiscal 1999. The increase in cost of sales was due to higher CEG volumes and sharply higher commodity prices. As a percentage of revenues, cost of sales increased to 94.3% in fiscal 2000, as compared to 84.3% in fiscal 1999, due to higher growth in the CEG business segment, which has a higher cost of sales to revenue ratio. The CEG business segment operates in the wholesale energy markets, which have very high cost to revenue ratios as compared to the retail segment.

         Gross profit increased $29.6 million or 16.3% to $210.8 million in fiscal 2000, as compared to $181.2 million in fiscal 1999, due to retail and wholesale acquisitions, internal growth in the natural gas liquids ("NGL") and crude oil business units within CEG, internal growth in the retail segment and growth in non-fuel sales and service in the retail segment.

         Cash operating, general and administrative expenses increased by $18.3 million or 14.8% to

$142.0 million in fiscal 2000, as compared to $123.7 million in fiscal 1999. This increase was related primarily to acquisitions, with additional costs required to support the increased business growth in CEG's operations. As a percentage of revenues, operating, general and administrative expenses decreased to 3.8% in fiscal 2000, as compared to 10.7% in fiscal 1999, primarily due to the increased activity at CEG. Depreciation and amortization increased $10.3 million or 37.7% to $37.6 million in fiscal 2000, as compared to $27.3 million in fiscal 1999, due to the additional depreciation and amortization expense related to acquisitions.

         Operating income decreased $3.7 million or 12.2% to $26.6 million in fiscal 2000, as compared to $30.3 million in fiscal 1999. Much of this decrease was related to exceptionally warm weather and a one-time charge to earnings of $4.6 million associated with a discontinued line of operations recorded in the fourth quarter. During fiscal 2000, a decision was made to expand Coast Energy Group's physical natural gas operations into gas financial instruments. Management subsequently concluded that this strategy was incompatible with the Partnership's risk profile and value proposition and, accordingly, discontinued those operations in the fourth quarter and recorded the related losses.

         Interest expense increased by $11.7 million or 46.8% to $36.7 million in fiscal 2000, as compared to $25.0 million in fiscal 1999 due to higher borrowings in the current period related to business acquisitions, increased working capital needs related to higher commodity costs and higher interest rates on working capital floating rate debt which were impacted by Federal Reserve interest rate increases this past year.

         Net income decreased $15.6 million to a net loss of $10.4 million in fiscal 2000, as compared to net income of $5.2 million in fiscal 1999. This decrease is related primarily to increased depreciation and amortization and interest expense components and impact of the warm winter on retail sales volumes and profits as discussed above. Total EBITDA increased by $6.7 million or 11.7% to $64.2 million for fiscal 2000, as compared to $57.5 million for fiscal 1999. The increase in EBITDA reflects the increased gross profits partially offset by the operating expenses discussed above. Retail operations contributed approximately 9% of the revenue and 101% of the EBITDA from operations for fiscal year 2000.

FISCAL 1999 COMPARED TO FISCAL 1998:

         In fiscal 1999, Cornerstone consummated fifteen retail acquisitions, which in aggregate added approximately 65.0 million annual retail gallons and 83,700 customers, compared to fiscal 1998 which included eleven retail acquisitions with 23,000 customers and over 17.0 million annual gallons. In December 1998, Cornerstone acquired Propane Continental, Inc., the nation's 19th largest distributor of propane gas, which added approximately 60,000 customers, 34 service centers in eleven states and 50.0 million annual retail gallons. During fiscal 1999, CEG's acquisitions included Propane Continental, Inc.'s wholesale business as well as two other acquisitions in Calgary, Canada.

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

         Cash operating, general and administrative expenses increased by $26.5 million or 27.3% to $123.7 million in fiscal 1999, as compared to $97.2 million in fiscal 1998. This increase was related primarily to acquisitions, with some additional costs required to support the increased business growth. As a percentage of revenues, operating, general and administrative expenses decreased to 10.7% in fiscal 1999, as compared to 12.7% in fiscal 1998. Depreciation and amortization increased $9.1 million or 50.0% to $27.3 million in fiscal 1999, as compared to $18.2 million in fiscal 1998. This increase was primarily due to the additional amortization and depreciation expense associated with newly acquired businesses.

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

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATING AND INVESTING ACTIVITIES.

FISCAL 2000:

         Cash used by operating activities during 2000 totaled $0.2 million. Cash flow from operations included net loss of $10.4 million and non-cash charges of $36.5 million for the period, comprised of depreciation and amortization expense and the gain on sale of assets. The impact of working capital changes decreased cash flow by approximately $26.3 million.

         Cash used in investing activities for 2000 totaled $50.3 million, which was principally used for acquisitions and partially used for purchases of property and equipment. Cash provided by financing activities was $49.0 million for 2000. This amount reflects funds from a placement of senior notes and net borrowings on the Partnership's Working Capital Facility, partially offset by the payment of other long-term debt and Partnership quarterly distributions to its Common Unitholders.

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

FINANCING AND SOURCES OF LIQUIDITY:

          For fiscal year 2000, financing of investments in acquisitions and property, plant and equipment had been obtained through a balanced funding approach which included placement of Senior Notes and utilization of bank credit facility advances.

         In October 1998, the Partnership filed a Form S-3 registration statement covering the proposed issuance of 3,487,500 Common Units for general corporate purposes, which may include acquisitions, working capital, expansion of the Partnership's propane business by internal growth and repayment of indebtedness. In December 1998, the Partnership issued 3.1 million additional Common Units as part of the funding for the Propane Continental, Inc. acquisition. Approximately 387,500 units are available for issuance under this registration statement as of June 30, 2000.

         Additionally, approximately 454,000 units were issued in fiscal 1999 to the selling shareholders of Propane Continental, Inc. and other acquired businesses, which did not require the use of cash.

         On November 4, 1999, the Operating Partnership issued $60.0 million of Senior Secured Notes pursuant to note purchase agreements with various investors in two tranches as follows: (a) $30.0 million with a fixed annual interest rate of 8.08%, maturity date of June 30, 2005, and semi-annual interest payments each January 31 and July 31. These notes are to be paid in equal annual installments of $10.0 million starting July 31, 2003; and (b) $30.0 million with a fixed annual interest rate of 8.27%, maturity date of June 30, 2009, and semi-annual interest payments each January 31 and July 31. These notes are to be paid in equal annual installments of $4.3 million starting July 31, 2003. These notes rank on an equal and ratable basis with the Operating Partnership's obligations under the Credit Agreement and other Senior Secured Notes.

On November 20, 1998, the Partnership refinanced its then existing Bank Credit Facility under the terms of a new Bank Refunding Credit Agreement (the "Credit Agreement"). The Credit Agreement was subsequently amended effective June 30, 2000 to provide greater flexibility with respect to the financial covenants under the original Credit Agreement. In connection with this amendment, Northwestern Corporation ("Northwestern," the Parent of the Managing General Partner) provided certain limited guaranties under the Credit Agreement. The Partnership incurred fees and expenses related to the amendment of the Credit Agreement and the financial accommodation provided by Northwestern, including an agreement with Northwestern authorizing the issuance of warrants to purchase 325,000 Partnership common units which may be adjusted upward under certain circumstances.

         The Working Capital Facility under the Credit Agreement provides for revolving borrowings up to $75.0 million (including a $20.0 million sub-limit for letters of credit) and matures on November 30, 2001. The Credit Agreement provides that there must be less than $10.0 million outstanding under the Working Capital Facility (excluding letters of credit) for at least 30 consecutive days during each fiscal year. Outstanding letters of credit totaled $19.8 million at June 30, 2000.

         The Acquisition Facility under the Credit Agreement provides the ability to borrow up to $35.0 million to finance business acquisitions and growth capital expenditures. The Acquisition Facility operates as a revolving facility through November 30, 2001, at which time any loans then outstanding may be converted to term loans and be amortized quarterly for a period of two years thereafter. As of June 30, 2000, $15.0 million was outstanding under the Acquisition Facility.

Both the Working Capital Facility and the Acquisition Facility can be extended to November 30, 2002 upon approval of the bank participants in the Credit Agreement.

In addition to the Operating Partnership's obligations under the Credit Agreement, the Operating Partnership has obtained funds and has obligations through Senior Note Agreements, which are secured, on an equal and ratable basis, with its obligations under the Credit Agreement. Subordinated to these obligations, Cornerstone Partners has obtained funds and has obligations on its Senior Note Agreements, which have a first priority security interest in the Operating Partnership's inventory, trade receivables and storage tanks.

Loans under the Credit Agreement are variable interest rate loans, based on prime or Eurodollar interest rates. At June 30, 2000, the applicable base prime and Eurodollar rates were 10.25% and 8.5%, respectively. In addition, a fee is payable quarterly by the Operating Partnership (whether or not borrowings occur) ranging from .25% to .50% depending upon specific financial ratios. The weighted-average interest rates for the Credit Agreement and Senior Note borrowings for the years ended June 30, 2000, 1999 and 1998 were 8.0%, 7.7% and 7.6%, respectively.

The Credit Agreement, contains various terms and covenants, including financial covenants with respect to debt and interest coverage, and limitations, among others, on the ability of the Operating Partnership and its subsidiaries to incur or maintain certain indebtedness or liens, make investments and loans, sell assets, and enter into mergers, consolidations or sales of all or substantially all of its assets. The Operating Partnership was in compliance with all terms and covenants at June 30, 2000.

The terms and covenants of these Senior Note agreements include various financial ratios. These ratios are incurrence tests to be met in order to borrow additional ratable secured debt by the Partnerships. In addition, other financial ratios must be met for the Partnership to pay the Minimum Quarterly Distribution ("MQD") without approval of the Senior Note holders. At June 30, 2000, the Partnership's financial ratios were outside of the incurrence test thresholds; therefore the Partnership is currently precluded from borrowing additional parity secured debt until these financial ratios are within the thresholds stated in the agreements. This restriction on borrowing additional parity secured debt will impact the Partnership's ability to finance large acquisitions through the issuance of new senior secured debt. The Partnership will continue to have access to funds under its bank Credit Agreement, the issuance of additional common units, lease financing, and various other non-senior debt instruments. The Partnership's financial ratios meet all requirements with respect to its ability to make its MQD payments.

To the extent any of the foregoing transactions involved the offer or sale of a security, except as otherwise noted, they were done under Section 4(2) of the Securities Act of 1933 based, among other things, on representations and warranties made by the investors, the small numbers of investors solicited and the absence of any advertising or general solicitation.

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

         CONCENTRATION OF CREDIT RISK - The Partnership's trade receivables and short-term investments do not represent significant concentration of credit risk at June 30, 2000, due to the wide variety of customers and markets in which the Partnership's products and services are sold.

None of the Partnership's customers account for more than 10% of the Partnership's revenue or receivable balances at June 30, 2000. Short-term investments at any single financial institution account for less than 10% of the Partnership's current assets.

         COMMODITY PRICE RISK - Commodity price risk arises from the risk of price changes in the commodities that the Partnership buys and sells and as a consequence of providing price risk management services to customers. Futures and forward contracts are utilized to alter the Partnership's exposure to price fluctuations related to the purchase of propane, natural gas and crude oil. If commodity prices changed by 5%, the impact on open positions at June 30, 2000 would be approximately $0.5 million. In the past, price changes have generally been passed along to the Partnership's customers to maintain gross margins, mitigating the commodity price risk. The Partnership enters into hedging instruments to lock into purchases when prices are deemed favorable by management.

         INTEREST RATE RISK - Interest rate risk arises from having variable rate debt obligations, as changing interest rates impact the Partnership's future cash flows and net income. The Partnership's objective in managing its exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve this objective, the Partnership maintains the majority of its debt in fixed rate instruments and periodically places some of its floating rate debt under short-term fixed rate Eurodollar loans. On the Partnership's variable rate debt, a change in interest rates of one percentage point would change interest expense by approximately $0.4 million.

         FOREIGN CURRENCY EXCHANGE RATE RISK - Foreign currency rate risk arises from the Partnership's Canadian operations. The Partnership's objective in managing the exposure to foreign currency fluctuations is to reduce earnings and cash flow volatility associated with foreign exchange rate changes and to allow management to focus its attention on its core business issues and activities. Accordingly, the Partnership enters into various contracts that change in value as foreign exchange rates change to protect the value of existing foreign currency assets, liabilities and foreign currency sales. If foreign exchange rates changed by 5%, projected earnings would change by approximately $0.3 million due to the translation of earnings in foreign currencies.

It is the Partnership's policy to enter into interest rate and foreign currency transactions only to the extent considered necessary to meet its objectives as stated above. The Partnership does not enter into interest or foreign currency transactions for speculative purposes.

YEAR 2000 READINESS DISCLOSURE

         The Year 2000 issue was the result of computer programs using only the last two digits to indicate the year. If uncorrected, such computer programs would not have been able to interpret dates correctly beyond the year 1999 and, in some cases prior to that time (as some computer experts had believed), may have caused computer system failures or other computer errors disrupting business operations. Recognizing the potentially severe consequences of the failure to be Year 2000 compliant, the Partnership's management developed and implemented a company-wide program to identify and remedy the Year 2000 issues. The Partnership used internal and external resources to identify, correct and test large quantities of lines of application software code for systems that were developed internally. Software developed externally had been evaluated for Year 2000 compliance and was upgraded or replaced. In addition to internal Year 2000 remediation activities, the Partnership contacted key suppliers, vendors and customers to determine their readiness for the Year 2000, surveying each of them about their compliance and contingency plans to supply the Partnership upon the approach and arrival of the Year 2000. Due to the actions of the Partnership, its vendors and suppliers, there were no disruptions to operations nor additional expenses incurred due to the Year 2000 systems issues.

         Through June 30, 2000, the Partnership estimates that incremental costs of approximately $2.0 million were incurred and expensed related to Year 2000 issues. Since many systems were being modified to provide significant enhanced capabilities, the Year 2000 expenses were not exclusively planned nor specifically tracked.

FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, relating to the Partnership's future business expectations and predictions and financial condition and results of operations. These forward-looking statements involve certain risks and uncertainties. The Partnership's actual future performance will be affected by a number of factors, risks, and uncertainties, including, without limitation: the impact of weather conditions on the demand for propane; fluctuations in the unit cost of propane; the ability of the Partnership to compete with other suppliers of propane and other energy sources; the ability of the Partnership to retain and acquire customers; the Partnership's ability to implement its expansion strategy and to integrate acquired businesses successfully; the impact of energy efficiency and technology advances on the demand for propane; the ability of management to continue to control expenses; the impact of regulatory developments on the Partnership's business; and the impact of legal proceedings on the Partnership's business. All subsequent written and oral forward-looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by such cautionary statements. The Partnership undertakes no obligation to publicly release any revision to these forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

INFLATION AND ECONOMIC TRENDS

         Although its operations are affected by general economic trends, the Partnership does not believe that inflation had a material effect on the results of its operations during the past three fiscal years.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Consolidated Financial Statements of the Partnership appear following Item 14. An index of the Consolidated Financial Statements appears in Item 14(a)(1).

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


Name                   Age    Position with Managing General Partner
----                   ---    --------------------------------------
Merle D. Lewis          52    Chairman of the Board of Directors
Richard R. Hylland      40    Vice Chairman of the Board of Directors
Keith G. Baxter         51    President, Chief Executive Officer and Director
Charles J. Kittrell     60    Executive Vice President, Chief Operating Officer
                              and Secretary
Ronald J. Goedde        51    Executive Vice President, Chief Financial Officer,
                              Treasurer and Assistant Secretary
Vincent J. Di Cosimo    42    Executive Vice President
Richard D. Nye          45    Vice President Finance and Administration
William L. Woods        50    Vice President Acquisitions
Alan Movson             47    Vice President Human Resources
Paul R. Christen        71    Director
Kurt Katz               67    Director
Daniel K. Newell        43    Director

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

ITEM 11.  EXECUTIVE COMPENSATION.

         The following table provides compensation information for the years ended June 30, 2000, 1999, and 1998, for the Chief Executive Officer and for each of the four other most highly compensated executive officers of the Managing General Partner whose total compensation exceeded $100,000 for the most recent fiscal period.

SUMMARY COMPENSATION TABLE


                                                      Annual Compensation                     Long-Term
                                      ----------------------------------------------------   Compensation
                                                            Bonus                            ------------
                                                   -----------------------       Other       Restricted
     Name and Principal                            Acquisition    Other         Annual          Stock         All Other
          Position             Year      Salary     Incentive     Bonus      Compensation       Awards       Compensation
----------------------------- ------  ------------ -----------  ----------  --------------  --------------  --------------
                                                      (1)          (2)           (3)             (4)             (5)
 Keith G. Baxter               2000      $496,577   $ 488,709    $      -      $  146,150      $  225,000      $   15,505
 Chief Executive Officer       1999       313,958     924,785     256,947         135,000         300,000          81,120
                               1998       191,485     590,814      60,000         135,000               -          11,059

 Charles J. Kittrell           2000       271,481     379,000           -          75,300         150,000          14,760
 Chief Operating Officer       1999       219,375     633,543      28,000          65,000         200,000          55,845
                               1998       155,283     393,876      30,000          65,000               -          10,125

 Ronald J. Goedde              2000       237,500     349,079           -          57,050         150,000           9,924
 Chief Financial Officer       1999       172,917     579,201      31,900          40,000         200,000          40,368
                               1998       145,171     328,230      35,000          40,000               -           6,143

 Vincent J. Di Cosimo          2000       201,519           -      37,500          51,250         150,000           8,740
 Executive Vice President      1999       184,771           -     777,233          25,000         150,000          39,342
                               1998       159,933           -     245,000          25,000               -           5,003

 William L. Woods              2000       186,577     199,472      10,000          28,050          40,000           5,671
 Vice President                1999       164,690     356,518      36,000               -          60,000          31,959
                               1998       130,495     187,560      40,000               -         300,000           3,179

1. Reflects amounts awarded under the Acquisition Incentive Plan for Messrs. Baxter, Kittrell, Goedde and Woods. See "Incentive Plans."

2. Reflects (a) bonus paid under the Annual Operating Incentive Plan payable to Messrs. Baxter, Kittrell, Goedde, Di Cosimo and Woods; (b) the bonus payable to Mr. Di Cosimo under the Coast Energy Group Bonus Plan; and
(c) the amounts vested under the CEG Stock Appreciation Rights Plan to Mr. Baxter and Mr. Di Cosimo. See "Incentive Plans."

3. Reflects (a) the Management Fees payable to Messrs. Baxter, Kittrell, Goedde and Di Cosimo in connection with the acquisition of Empire Energy and Coast by Northwestern Growth in the amounts of $62,000, $30,000, $18,500 and $10,000, respectively; and (b) contributions to the Supplemental Executive Retirement Plan on behalf of Messrs. Baxter, Kittrell, Goedde, Di Cosimo and Woods in the amounts of $84,150, $45,300, $38,550, $41,250 and $28,050, respectively. See "Employment Agreements."

4. This represents Restricted Common Units. The total number of Restricted Common Units and their aggregate market value as of June 30, 2000, were: Mr. Baxter, 165,594 Common Units valued at $2,432,162; Mr. Kittrell, 97,698 Common Units valued at $1,434,939; Mr. Goedde, 97,698 Common Units valued at $1,434,939; Mr. Di Cosimo, 66,634 Common Units valued at $978,687; and Mr. Woods, 19,438 Common Units valued at $285,496. Amounts listed in the table are units valued at time of issuance. Payouts during the fiscal year ended June 30, 2000 were: Mr. Baxter, 11,111 Common Units valued at $122,221; Mr. Kittrell, 6,349 Common Units valued at $69,839; Mr. Goedde, 6,349 Common Units valued at $69,839; and Mr. Di Cosimo, 3,968 Common Units valued at $43,648.

5. The "All Other Compensation" category reflects (a) the Managing General Partner's matching contributions to its 401(k) Plan and (b) payments for life and disability insurance. Amounts relate to all Executives listed. See "Employment Agreements".

EMPLOYMENT AGREEMENTS

         The Managing General Partner has entered into employment agreements (the "Employment Agreements") with each of Keith G. Baxter, Charles J. Kittrell, Ronald J. Goedde, Vincent J. Di Cosimo and William L. Woods (the "Executives").

         Pursuant to the Employment Agreements, Messrs. Baxter, Kittrell, Goedde, Di Cosimo and Woods serve as President and Chief Executive Officer, Executive Vice President and Chief Operating Officer, Executive Vice President and Chief Financial Officer, Executive Vice President and Vice President, respectively, of the Managing General Partner. Each of the Employment Agreements has a term of three years from July 1, 1998, unless sooner terminated as provided in the Employment Agreements. The agreements have been amended to extend the term to July 1, 2003. At June 30, 2000, the Employment Agreements provide for an annual base salary of $561,000, $302,000, $257,000, $275,000 and
$187,000 for each of Messrs. Baxter, Kittrell, Goedde, Di Cosimo and Woods, respectively, subject to such increases as the Board of Directors of the Managing General Partner may authorize from time to time, plus a fee for each of the Executives of approximately $135,000, $65,000, $40,000, $25,000 and $0, respectively, per year starting in 1997 for three years related to the acquisition of Empire Energy and Coast by Northwestern Growth (the "Management Fee"). In addition, the Managing General Partner pays for a $725,000 life insurance policy for Mr. Baxter and $410,000 life insurance policies for each of Messrs. Kittrell, Goedde and Di Cosimo and $250,000 for Mr. Woods. Each of the Executives participates in the Annual Operating Performance Incentive Plan of the Managing General Partner and Messrs. Baxter, Kittrell, Goedde and Woods participate in the New Acquisition Incentive Plan of the Managing General Partner (together with the Annual Operating Performance Incentive Plan, the "Plans") as described below. Messrs. Baxter and Di Cosimo participate in the Coast Energy Group Stock Appreciation Rights Plan. The Executives are also entitled to participate in such other benefit plans and programs as the Managing General Partner may provide for its employees in general (the "Other Benefit Plans").

         The Employment Agreements provide that in the event an Executive's employment is terminated without "cause" (as defined in the Employment Agreements) or if an Executive terminates his employment due to a "Fundamental Change" (as defined below), such Executive will be entitled to receive a severance payment in an amount equal to his total compensation for the remainder of the employment term under the Employment Agreement and will receive benefits under the Other Benefit Plans for a period of twelve months after termination. In the event of a change in control as defined in the agreements, an Executive would receive severance of three years from the change in control date plus additional benefits. In the event of termination due to disability, the Executive will be entitled to his base salary, his Management Fee and benefits under the Plans and the Other Benefit Plans for twelve months. In the event of termination due to death, benefits under the Other Benefit Plans will be continued for the Executive's dependents for twelve months. In the event the Executive's employment is terminated for "cause," the Executive will receive accrued salary and benefits (including his Management Fee and benefits under the Plans) up to the date of termination and, if the Managing General Partner does not waive the Executive's covenant not to compete, benefits under the Other Benefit
Plans for 12 months.

         A Fundamental Change is defined in the Employment Agreements to have occurred (i) if the Executive's duties, authority, responsibilities and/or compensation are reduced without performance or market-related justification;
(ii) if the Executive's primary office is moved more than 50 miles from Watsonville, California (or, with respect to Mr. Di Cosimo, Houston, Texas) without his consent; (iii) if the Partnership disposes of business and assets which reduce the annual EBITDA of the Partnership below 70% of the annual EBITDA level existing at the time employment commenced; or (iv) if securities representing 10% of the voting power in elections of directors of Northwestern become beneficially owned by any party or group or other prescribed events occur constituting a change of control of Northwestern.

         In addition, each Employment Agreement contains non-competition and confidentiality provisions.

INCENTIVE PLANS

         The Managing General Partner has adopted the Annual Operating Performance Incentive Plan (the "AOPIP"), which provides for the payment of annual incentive bonuses to participants (who will be determined by the Board of Directors of the Managing General Partner from time to time and who will include the Executives) equal to a percentage of annual salary (plus in the case of the Executives, his Management Fee) based on the Partnership's performance compared to budgeted levels of net income and EBITDA. Such bonuses will range from zero for performance at 10% below budget to 50% for performance at budget. In addition, in the event EBITDA exceeds budgeted amounts, there will be established a bonus pool equal to 10% of the excess of EBITDA over budget, which will be divided among Messrs. Baxter, Kittrell, Goedde and Woods and any other participants that the Board of Directors of the Managing General Partner may determine. The period covered by the AOPIP began December 17, 1996, and ends on the fifth anniversary thereof.

         The Managing General Partner has an Acquisition Incentive Plan (the "AIP"), which provides for bonuses to participants (who will be determined by the Board of Directors of the Managing General Partner from time to time and who will include the Executives) for adding new businesses to the Partnership's propane operations. The bonuses will be an amount equal to 4% of the gross acquisition purchase price, allocated among the participants in the AIP based on defined percentages. The transactions covered by the AIP will include those occurring on or after December 17, 1997 through the fifth anniversary thereof. Awards under the AIP will be payable in cash 90 days after the close of the particular acquisition transaction.

STOCK APPRECIATION RIGHTS PLAN

         The Partnership adopted the 1996 Stock Appreciation Rights ("SAR") plan, as amended, to compensate selected management within CEG. The SAR plan utilizes a valuation of phantom stock and vests over a five year period for each participant. Valuation is computed at the end of each fiscal year. Awards under the SAR plan are payable in cash for the vested portion at the election of the participant.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

The Partnership maintains a non-qualified Supplemental Executive Retirement Plan ("SERP") for selected management. The SERP plan provides benefits for participants and allows for deferral of a portion of the participant's salary if elected. The Partnership does not contribute any funds to a third party administrator for the SERP. Participants are 100% vested. Distributions are made only when the participant terminates employment from the Partnership.

RESTRICTED UNIT PLAN

LONG-TERM INCENTIVE PLAN

         The following table sets forth the restricted unit grants made under the Restricted Unit Plan to the named executive officers of the Partnership during the last fiscal year.


                                                 Number of Shares, Units               Performance or Other Period
                 Name                                or Other Rights                    Until Maturation or Payout
---------------------------------------   --------------------------------------  --------------------------------------
 Keith G. Baxter                                         17,308                                    (1)
 Charles J. Kittrell                                     11,539                                    (1)
 Ronald J. Goedde                                        11,539                                    (1)
 Vincent J. Di Cosimo                                    11,539                                    (1)
 William L. Woods                                         3,077                                    (1)

1. Restricted units are subject to a bifurcated vesting procedure such that (a) 25% of a participant's restricted units will vest over time, with one-third vesting on the third, fifth and seventh anniversaries of the date of grant and (b) the remaining 75% of a participant's restricted units will vest automatically upon, and in the same proportions as, the conversion of the Subordinated Units to Common Units. See Note 4 to the Partnership's Consolidated Financial Statements included in Item 8. If a participant's employment is terminated without "cause" (as defined in the Restricted Unit
Plan) or a participant resigns with "good reason" (as defined in the Restricted Unit Plan), the participant's rights to receive Common Units which vest over time will immediately vest. In the event of a "change of control" of the Partnership (as defined in the Restricted Unit Plan), all rights to receive Common Units pursuant to the Restricted Unit Plan will immediately vest. Until rights to receive Common Units have vested, the Common Units to which they relate are not issued, and the participant is not entitled to any distributions or allocations of income or loss, and has no voting or other rights, with respect to such Common Units. These units are subject to the provisions of SEC rule 144 as to holding periods when the units could be sold after vesting.

DIRECTOR COMPENSATION

         The Chairman of the Board of the Managing General Partner receives $50,000 annually and each of its other nonemployee directors receives $24,000 annually, plus $2,000 per Board meeting attended and $1,000 per committee meeting attended. Committee chairmen receive $500 per quarter.

         In connection with the consummation of the IPO and in connection with the acquisition of Propane Continental, Inc., the three initial nonemployee directors of the Managing General Partner received rights with respect to restricted units, as follows: Mr. Lewis, 29,189 Common Units valued at $560,000; Mr. Hylland, 21,892 Common Units valued at $420,000; and Mr. Newell, 14,979 Common Units valued at $285,000. In addition, under the Restricted Unit Plan, upon his or her election to the Board of Directors of the Managing General Partner, each nonemployee director receives rights with respect to restricted units having an aggregate value of $240,000. The directors' restricted units vest in accordance with the same procedure as is described in Note 3 to the Long-Term Incentive Plan - Awards in Last Fiscal Year table above.

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

         The table below sets forth, as of June 30, 2000, the beneficial ownership of Units by each person known to the Managing General Partner to be the beneficial owner of more than 5% of any class of Units of the Partnership, each director and named executive officer of the Managing General Partner, as well as the directors and all of the executive officers of the Managing General Partner as a group.


       Name and Address of                                           Amount and Nature of
        Beneficial Owner                      Class                    Beneficial Owner          Percent of Class
--------------------------------------------------------------------------------------------------------------------
Managing General Partner(1)                Subordinated                   5,677,040                    86.0%
Special General Partner(2)                 Subordinated                     920,579                    14.0%
Merle D. Lewis                                Common                          8,979  (3)(4)              *
Richard D. Hylland                            Common                          2,667  (3)(4)              *
Keith G. Baxter                               Common                         55,520  (3)                 *
Charles J. Kittrell                           Common                         32,600  (3)                 *
Ronald J. Goedde                              Common                         43,502  (3)                 *
Vincent J. Di Cosimo                          Common                          8,550  (3)                 *
Thomas E. Knauff                              Common                        161,494  (3)                 *
Richard D. Nye                                Common                            200  (3)                 *
William L. Woods                              Common                         24,851  (3)                 *
Alan Movson                                   Common                            450  (3)                 *
Paul R. Christen                              Common                          1,647  (3)                 *
Kurt Katz                                     Common                         34,647  (3)                 *
Daniel K. Newell                              Common                          4,466  (3)(4)              *
All directors and executive officers
(13 persons) as a common group                Common                        379,573  (3)                 *
*Less than 1%

1. The business address of the Managing General Partner is 432 Westridge Drive, Watsonville, California 95076.

2. The business address of the Special General Partner is 125 S. Dakota Ave, Suite 1100, Sioux Falls, SD, 57104-6403.

3. Excludes non-vested Restricted Common Units awarded under the Restricted Unit Plan as follows: Mr. Lewis- 27,602 Common Units; Mr. Hylland - 20,702 Common Units; Mr. Baxter - 154,483 Common Units; Mr. Kittrell - 91,348 Common Units; Mr. Goedde - 91,348 Common Units; Mr. Di Cosimo - 62,665 Common Units; Mr. Knauff - 57,479 Common Units; Mr. Nye - 8,952 Common Units; Mr. Woods - 19,438 Common Units; Mr. Movson - 16,711 Common Units; Mr. Christen - 14,344 Common Units; Mr. Katz - 14,758 Common Units; Mr. Newell - 14,185 Common Units; and all directors and officers as a group - 594,015 Common Units.

4. Excludes Subordinated Units held by the General Partners. Messrs. Lewis, Hylland and Newell are executive officers of the parent of the General Partners.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         As of June 30, 2000, the General Partners own the entire general partner interest in the Partnership and all of the Subordinated Units, representing an aggregate 27.6% limited partner interest and a 2% General Partner interest in the Partnership. Through the Managing General Partner's ability, as managing general partner, to manage and operate the Partnership and the ownership of all of the outstanding Subordinated Units by the General Partners (effectively giving the General Partners the ability to veto certain actions of the Partnership), the General Partners have the ability to control the management of the Partnership.

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

         See also the financial statements and accompanying notes with respect to certain transactions between Northwestern and the Partnership.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) (1)  Financial Statements

                  Cornerstone Propane Partners, L.P.

                  Report of Independent Public Accountants
                  Consolidated Balance Sheets as of June 30, 2000 and 1999 Consolidated Statements of Operations for the years ended
                      June 30, 2000, 1999 and 1998

                  Consolidated Statements of Cash Flows for the years ended
                      June 30, 2000, 1999 and 1998

                  Consolidated Statements of Partners' Capital for the years ended June 30, 2000, 1999 and 1998

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

     4.1 Refunding Credit Agreement, dated November 20, 1998.

     4.2 First Amendment to the Bank Refunding Credit Agreement, dated June 30, 2000

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

    10.4 *1996 Cornerstone Propane Partners, L.P. Restricted Unit Plan (Incorporated by reference to Exhibit 10.4 to the Form 8-K.)

    10.5 *Form of Employment Agreements for Messrs. Baxter, Kittrell, Goedde, Di Cosimo, and

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

    10.8 *Cornerstone Propane Deferred Compensation Plan, effective July 1, 1998 (Incorporated by reference to Exhibit 10.8 of the Partnership's report on Form 10-Q, dated February 15, 1999)

    10.9 Note agreement, dated as of December 11, 1998, by and among Cornerstone Propane GP, Inc., SYN, Inc., Cornerstone Propane, L.P., and the purchasers set forth therein. (Incorporated by reference to Exhibit
         10.9 to the Partnership's previous report on Form 10-Q, dated February 15, 1999)

   10.10 Note agreement, dated as of June 25, 1999, by and among Cornerstone Propane GP, Inc., SYN, Inc., Cornerstone Propane, L.P., and the purchasers set forth therein. (Incorporated by reference to Exhibit
         10.10 to the Partnership's previous report on Form 10-K, dated September 23, 1999.)

   10.11 *Coast Energy Group Stock Appreciation Rights Agreement, dated May 14, 1996. (Incorporated by reference to Exhibit 10.11 to the Partnership's previous report on Form 10-Q, dated November 12, 1999)

   10.12 *Coast Energy Group Stock Appreciation Rights Agreement, dated March 23, 1999. (Incorporated by reference to Exhibit 10.12 to the Partnership's previous report on Form 10-Q, dated November 12, 1999.)

   10.13 Note Agreement, dated as of November 4, 1999, by and among Cornerstone Propane GP, Inc., SYN Inc., Cornerstone Propane, L.P., and the purchasers set forth therein. (Incorporated by reference to Exhibit
         10.13 to the Partnership's previous report on Form 10-Q, dated February 11, 2000.)

   10.14 Guaranty Agreement dated June 30, 2000.

   21.1  List of Subsidiaries

   23.1  Consent of Arthur Andersen LLP


   27    Financial Data Schedule

    *Management contract or compensatory plan or arrangement.

   99.1  Audit Committee Charter

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

                                        Cornerstone Propane Partners, L.P.

                                        By:      Cornerstone Propane GP, Inc.
                                                 Managing General Partner

                                        By:      /s/ Keith G. Baxter
                                                 -----------------------------
                                                 Keith G. Baxter

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


      Signature                         Capacity in which Signed                             Date
      ---------                         ------------------------                             ----
      /s/ Merle D. Lewis                Chairman of the Board                                September 25, 2000
      --------------------------------- Of Directors of the
          Merle D. Lewis                Managing General Partner

      /s/ Richard R. Hylland            Vice Chairman of the Board                           September 25, 2000
      --------------------------------- Of Directors of the
          Richard R. Hylland            Managing General Partner

      /s/ Keith G. Baxter               President, Chief Executive                           September 25, 2000
      --------------------------------- Officer and Director
          Keith G. Baxter               of the Managing General Partner
                                        (principal executive officer)

      /s/ Ronald J. Goedde              Executive Vice President,                            September 25, 2000
      --------------------------------- Chief Financial
          Ronald J. Goedde              Officer and Treasurer of the
                                        Managing General Partner
                                        (principal financial officer)

      /s/ Paul R. Christen              Director of the Managing                             September 25, 2000
      --------------------------------- General Partner
          Paul R. Christen

      /s/ Kurt Katz                     Director of the                                      September 25, 2000
      --------------------------------- Managing General Partner
          Kurt Katz

      /s/ Daniel K. Newell              Director of the                                      September 25, 2000
      --------------------------------- Managing General Partner
          Daniel K. Newell

      /s/ Richard D. Nye                Vice President - Finance of the                      September 25, 2000
      --------------------------------- Managing General Partner
          Richard D. Nye                (principal accounting officer)


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Cornerstone Propane Partners, L.P.

We have audited the accompanying consolidated balance sheets of Cornerstone Propane Partners, L.P. (a Delaware limited partnership) and Subsidiary as of June 30, 2000 and 1999, and the related consolidated statements of operations, partners' capital, and cash flows for the years ended June 30, 2000, 1999 and 1998. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cornerstone Propane Partners, L.P. and Subsidiary as of June 30, 2000 and 1999, and the results of their operations and their cash flows for the years ended June 30, 2000, 1999 and 1998, in conformity with accounting principles generally accepted in the United States.

Arthur Andersen, LLP

Minneapolis, Minnesota
August 2, 2000

 CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY
 CONSOLIDATED BALANCE SHEETS


June 30,                                                                                  2000                          1999
-----------------------------------------------------------------------------------------------------------------------------
                                                                               (Thousands of dollars, except unit data)
 ASSETS
 Current assets:
             Cash and cash equivalents                                                $  7,737                      $  9,229
             Trade receivables, net                                                     54,434                        29,097
             Inventories                                                                69,644                        42,629
             Prepaid expenses                                                            2,783                         5,444
             Other current assets                                                        6,690                         4,690
                                                                         ----------------------       -----------------------
                             Total current assets                                      141,288                        91,089

 Property, plant and equipment, net                                                    346,690                       336,820
 Goodwill, net                                                                         324,640                       314,735
 Other intangibles, net                                                                 33,156                        31,612
 Due from related party                                                                      -                         3,020
 Other assets                                                                            5,436                         3,968
                                                                         ----------------------       -----------------------

                             Total assets                                            $ 851,210                     $ 781,244
                                                                         ======================       =======================

-----------------------------------------------------------------------------------------------------------------------------

 LIABILITIES AND PARTNERS' CAPITAL
 Current liabilities:
             Current portion of long-term debt                                        $  9,671                     $  10,456
             Trade accounts payable                                                     59,550                        33,182
             Accrued expenses                                                           23,675                        27,425
                                                                         ----------------------       -----------------------
                             Total current liabilities                                  92,896                        71,063

 Long-term debt                                                                        478,618                       388,484

 Due to related party                                                                    1,393                             -

 Other noncurrent liabilities                                                           10,193                         6,170
                                                                         ----------------------       -----------------------
                             Total liabilities                                         583,100                       465,717
                                                                         ----------------------       -----------------------

 Partners' capital:
             Common Unitholders                                                        176,961                       220,237
                (16,821,760 and 16,788,889 units issued and
                  outstanding)
             Subordinated Unitholders                                                   86,163                        89,029
                (6,597,619 units issued and outstanding)
             General Partners                                                            5,546                         6,490
             Accumulated other comprehensive income                                       (560)                         (229)
                                                                         ----------------------       -----------------------

                             Total partners' capital                                   268,110                       315,527
                                                                         ----------------------       -----------------------

                             Total liabilities and partners' capital                 $ 851,210                     $ 781,244
                                                                         ======================       =======================

                      The accompanying notes are an integral part of
                       these consolidated financial statements.

 CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY
 CONSOLIDATED STATEMENTS OF OPERATIONS


 Years Ended June 30,                                            2000                      1999                      1998
----------------------------------------------------------------------------------------------------------------------------
                                                                    (Thousands of dollars, except unit data)
 Revenues                                           $      3,727,090        $        1,154,608          $        768,129
 Cost of sales                                             3,516,292                   973,367                   623,924
                                                    --------------------   -----------------------  ------------------------
          Gross profit                                       210,798                   181,241                   144,205
                                                    --------------------   -----------------------  ------------------------

 Expenses:
          Operating, general and administrative              141,996                   123,735                    97,184

          Depreciation and amortization                       37,624                    27,253                    18,246

          Non-recurring charge                                 4,600                         -                         -
                                                    --------------------   -----------------------  ------------------------
                 Total expenses                              184,220                   150,988                   115,430
                                                    --------------------   -----------------------  ------------------------

          Operating income                                    26,578                    30,253                    28,775

 Interest expense                                             36,749                    25,033                    19,222
                                                    --------------------   -----------------------  ------------------------

          Income (loss) before provision
          for income taxes                                   (10,171)                    5,220                     9,553

 Provision for income taxes                                      192                        47                       127
                                                    --------------------   -----------------------  ------------------------

          Net income (loss)                         $        (10,363)              $     5,173               $     9,426
                                                    ====================   =======================  ========================

 General Partners' interest in net income (loss)    $           (207)              $       103               $       189
                                                    ====================   =======================  ========================

 Limited Partners' interest in net income (loss)    $        (10,156)              $     5,070               $     9,237
                                                    ====================   =======================  ========================

 Limited Partners' net income (loss) per unit       $          (0.43)              $      0.23               $      0.50
                                                    ====================   =======================  ========================

 Weighted average number of units outstanding                 23,402                    21,805                    18,429
                                                    ====================   =======================  ========================


                   The accompanying notes are an integral part of
                     these consolidated financial statements.

CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY
 CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                                                                                         Thousands of Dollars
                                                                  -----------------------------------------------------------------
                                                                                                           Accumulated
                                            Thousands of Units                                                Other        Total
                                         -----------------------                                General   Comprehensive   Partners'
                                         Common     Subordinated    Common       Subordinated   Partners      Income      Capital
-----------------------------------------------------------------------------------------------------------------------------------
 Balance at June 30, 1997                 10,513        6,598       $ 146,851   $  92,106         $ 4,972       $   -     $ 243,929

        Net income                             -            -          6,102        3,135             189           -         9,426

        Issuance of Common Units and
        General Partners'
       contribution                        1,960            -         40,828            -             832           -        41,660

        Issuance of Common Units and
        General Partners'
       contribution
        in connection with
       acquisitions                          762            -         17,589            -             353           -        17,942

        Quarterly distributions
                                               -            -        (25,567)      (7,124)           (672)           -      (33,363)
                                       ----------  -----------    -----------  -----------     -----------  ----------  -----------

 Balance at June 30, 1998                 13,235        6,598        185,803       88,117           5,674           -       279,594
-----------------------------------------------------------------------------------------------------------------------------------
        Comprehensive net income:
             Net income                        -            -          4,158          912             103           -         5,173
             Other comprehensive loss          -            -              -            -               -       (229)         (229)

                                       ----------  -----------    -----------  -----------     -----------  ----------  -----------
             Net comprehensive income          -            -          4,158          912             103       (229)         4,944

       Issuance of Common Units and
        General Partners'
        contribution                       3,100            -         53,790            -           1,201           -        54,991

        Issuance of Common Units and
        General Partners' contribution
        in connection with acquisitions      454            -          8,959            -             178           -         9,137

        Quarterly distributions                -            -       (32,473)            -           (666)           -      (33,139)
                                       ----------  -----------    -----------  -----------     -----------  ----------  -----------

 Balance at June 30, 1999                 16,789        6,598        220,237       89,029           6,490       (229)       315,527
-----------------------------------------------------------------------------------------------------------------------------------

        Comprehensive net loss:
             Net loss                          -            -        (7,290)      (2,866)           (207)           -      (10,363)
             Other comprehensive loss          -            -              -            -               -       (331)         (331)

                                       ----------  -----------    -----------  -----------     -----------  ----------  -----------
             Net comprehensive loss            -            -        (7,290)      (2,866)           (207)       (331)      (10,694)

        Issuance of Common Units and
        General Partners'
       contribution
        in connection with the
        Restricted Unit Plan                  33            -            313            -               7           -           320

        Quarterly distributions                -            -       (36,299)            -           (744)           -      (37,043)
                                       ----------  -----------    -----------  -----------     -----------  ----------  -----------

 Balance at June 30, 2000                 16,822        6,598        176,961   $   86,163         $ 5,546     $ (560)     $ 268,110
-----------------------------------------------------------------------------------------------------------------------------------

                     The accompanying notes are an integral part of these consolidated financial statements.

CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS


 Years Ended June 30,                                                             2000        1999         1998
-------------------------------------------------------------------------------------------------------------------
                                                                                     (Thousands of dollars)
 CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                       $ (10,363)   $   5,173        9,426
      Adjustments to reconcile net income (loss) to net cash from operating activities:
          Other comprehensive income [(loss)?--VRP]                                (331)        (229)         --
          Depreciation and amortization                                          37,624       27,253       18,246
          (Gain) loss on sale of assets                                            (769)         363         (734)
          Changes in assets and liabilities, net of effect of acquisitions:
              Trade receivables                                                 (25,017)      (1,217)       4,768
              Inventories                                                       (24,609)         864       (4,206)
              Prepaid expenses and other current assets                             725       (1,383)      (5,354)
              Trade accounts payable and accrued expenses                        22,540       (3,821)       2,714
                                                                              ---------    ---------    ---------
                   Net cash from operating activities                              (200)      27,003       24,860
                                                                              ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Expenditures for property, plant and equipment, net                       (18,586)     (21,948)     (13,532)
      Acquisitions, net of cash received                                        (30,215)    (153,337)     (16,564)
      Other investments                                                          (1,468)          --           --
                                                                              ---------    ---------    ---------
                   Net cash from investing activities                           (50,269)    (175,285)     (30,096)
                                                                              ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net change in Bank Credit Facility                                         28,800        9,380        4,120
      Payments on purchase obligations                                           (5,508)      (7,171)      (4,609)
      Proceeds from Senior Note Offerings                                        60,000      130,000           --
      Payments for debt financing                                                (1,692)      (1,390)      (2,420)
      Proceeds from additional unit offerings                                        --       58,900       43,365
      Payments for additional unit offerings                                         --       (5,110)      (2,537)
      Advances from related parties                                               4,420           --           --
      General Partners' contributions, net                                           --       (3,325)       1,640
      Partnership distributions                                                 (37,043)     (33,139)     (33,363)
                                                                              ---------    ---------    ---------
                   Net cash from financing activities                            48,977      148,145        6,196
                                                                              ---------    ---------    ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                          (1,492)        (137)         960

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    9,229        9,366        8,406
                                                                              ---------    ---------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $   7,737    $   9,229    $   9,366
                                                                              =========    =========    =========

            The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(TABULAR DOLLARS IN THOUSANDS)

NOTE 1.  PARTNERSHIP ORGANIZATION AND FORMATION

         Cornerstone Propane Partners, L.P. ("Cornerstone Partners") was formed on October 7, 1996, as a Delaware limited partnership. Cornerstone Partners and its subsidiary, Cornerstone Propane, L.P., a Delaware limited partnership (the "Operating Partnership"), were formed to acquire, own and operate substantially all of the propane businesses and assets of SYN Inc. and its subsidiaries ("Synergy"), Empire Energy Corporation and its subsidiaries ("Empire"), and CGI Holdings, Inc. and its subsidiaries ("Coast"). The principal predecessor entities, Synergy, Empire and Coast, are collectively referred to herein as the "Predecessor Companies." The consolidated financial statements include the accounts of Cornerstone Partners, the Operating Partnership and its corporate subsidiaries, collectively referred to herein as the "Partnership." The Operating Partnership is, and the Predecessor Companies were, principally engaged in (a) the retail marketing and distribution of propane for residential, commercial, industrial, agricultural and other retail uses; (b) through Coast Energy Group ("CEG"), the marketing and distribution of propane, other natural gas liquids, crude oil and natural gas to the retail propane industry, the chemical and petrochemical industries and other commercial and agricultural markets; (c) the repair and maintenance of propane heating systems and appliances; and (d) the sale of propane-related supplies, appliances and other equipment.

         During the Subordination Period (see Note 4), the Partnership may issue up to 4,270,000 additional Parity Units (generally defined as Common Units and all other Units having rights to distribution or in liquidation ranking on a parity with the Common Units), excluding Common Units issued in connection with
(a) employee benefit plans and (b) the conversion of Subordinated Units into Common Units, without the approval of a majority of the Unitholders. As of June 30, 2000, 4,265,318 Parity Units are available for issuance. The Partnership may issue an unlimited number of additional Parity Units without Unitholder approval if such issuance occurs in connection with acquisitions including, in certain circumstances, the repayment of debt incurred in connection with an acquisition. In addition, under certain conditions, the Partnership may issue without Unitholder approval an unlimited number of Parity Units for the repayment of up to $75.0 million of long-term indebtedness of the Partnership. After the Subordination Period, the Managing General Partner may cause the Partnership to issue an unlimited number of additional limited partner interests and other equity securities of the Partnership for such consideration and on such terms and conditions as shall be established by the Managing General Partner at its sole discretion.

         The Partnership consummated several acquisitions during the years ended June 30, 2000, 1999 and 1998. The total consideration for these acquisitions consisted of both Common Units and debt, as follows:


-------------------------------------------------------------
                                During the year ended:
                        2000        1999        1998
                   ------------------------------------
 Number of
 acquisitions               13          15          11
 Total
 consideration
 (MILLIONS)              $32.0      $160.9       $38.9
 Value
 of Partnership
 Units issued
 (MILLIONS)               $0.0        $9.0       $17.6
-------------------------------------------------------

         All acquisitions have been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on preliminary estimates of fair value as of the date of acquisition. Adjustments are made to these preliminary estimates during the appropriate allocation period when additional information is available to the Partnership. In addition, costs to be incurred as a direct result of the acquisition, which will have no future benefit, are accrued at the time of the acquisition. The balance of these costs was $0.8 million at June 30, 1998; fiscal 1999 additions were $11.2 million, charges were $5.1 million, and the balance at June 30, 1999 was $6.9 million. Fiscal 2000 additions were $1.0 million, charges were $7.6 million, and the balance at June 30, 2000 was $0.3 million. The estimated purchase price allocations (including estimates of these costs) are subject to adjustments, generally within one year of the date of the acquisitions, should new or additional facts about the acquisitions become available. The excess of the total purchase price over the estimated fair value of the net tangible and intangible assets acquired has been recorded as goodwill. Operating activities of the acquired companies have been included in the accompanying consolidated financial statements since their purchase dates.

Due to the significance of the Propane Continental, Inc. ("PCI") acquisition in fiscal 1999, the following unaudited pro forma financial data is presented to show the effect as if PCI had been acquired on July 1, 1997. The pro forma financial data is provided for informational purposes only and does not purport to be indicative of the results which would have been obtained if the acquisition had been effective on the first day of the period presented. Pro forma 1999 net income does not include a $3.3 million (pre-tax) litigation settlement that was paid by the selling shareholders of PCI prior to the completion of the PCI acquisition. The unaudited pro forma financial information reflects the amortization of the excess purchase price over the fair value of net assets acquired and the income tax effect thereof (in thousands, except per unit data):


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

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF OPERATIONS - The Partnership believes it is the fifth largest retail marketer of propane in the United States in terms of volume, serving more than 480,000 residential, commercial, industrial and agricultural customers from approximately 300 customer service centers in 34 states. The Partnership's operations are concentrated in the east, south, central and west coast regions of the United States.

        BASIS OF PRESENTATION - These consolidated financial statements include the accounts of Cornerstone Partners and its subsidiaries. Certain 1999 amounts in the accompanying financial statements have been reclassified to conform to the 2000 presentation. These reclassifications had no effect on net income or partners' capital as previously reported. All significant intercompany transactions and accounts have been eliminated.

         USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         FINANCIAL INSTRUMENTS - The carrying amounts for cash and cash equivalents, trade receivables, and accounts payable approximate fair value because of the short-term nature of these financial instruments. Based on the borrowing rates currently available to the Partnership for bank loans with similar terms and average maturities, the fair value of long-term debt was substantially the same as its carrying value at June 30, 2000 and 1999.

         The Partnership routinely uses derivatives to reduce the risk of future price fluctuations for propane (which is a natural gas liquid), natural gas and crude oil. In addition, derivatives are used to help ensure supply during periods of high demand for propane, crude oil and natural gas. Gains and losses on derivatives designated as hedges are deferred and recognized in cost of sales as a component of the product cost for the related hedged transaction. In order for a derivative to be accounted for as a hedge, the item hedged must expose the Partnership to price risk and the future or forward contract must reduce such price risk. The Partnership accounts for financial investments that do not meet the hedge criteria or for terminated hedging transactions under mark-to-market rules, which require gains or losses to be immediately recognized in earnings. In the Consolidated Statements of Cash Flows, cash flows from qualifying hedges are classified in the same category as the cash flows from the items being hedged. See Note 10 for additional information on derivatives and hedging.

         REVENUE RECOGNITION - Sales of propane, other natural gas liquids, natural gas and crude oil and the related cost of product are recognized at the time product is shipped or delivered to the customer. Revenue from the sale of propane appliances and equipment is recognized at the time of sale or installation, while revenue from repairs and maintenance is recognized upon completion of the service.

         CASH AND CASH EQUIVALENTS - The Partnership considers all liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of money market accounts and certificates of deposit.

         TRADE RECEIVABLES, NET - Trade receivables are stated net of allowance for doubtful accounts of $2.6 million and $1.9 million at June 30, 2000 and 1999, respectively.

         INVENTORIES - Inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out ("FIFO") method for natural gas liquids ("NGL"), crude oil, natural gas and parts, and the specific identification method for appliances. At June 30, the major components of inventory consisted of the following:


----------------------------------------------------------------
                                     2000                 1999
----------------------------------------------------------------
 NGL and other                    $  28,006           $  20,110
 Natural gas                          3,994               1,841
 Crude oil                           28,404              11,433
 Appliances                           4,597               4,887
 Parts                                4,643               4,358
                          ------------------  -----------------
 Total                            $  69,644           $  42,629
---------------------------------------------------------------

         PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost of acquisition, primarily based upon estimates of fair value at the date of the IPO, with subsequent additions being added at their actual cost or based upon estimates of their fair value at the dates the applicable companies or assets were acquired. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows: buildings and improvements, 10 to 40 years; storage and consumer tanks, together with applicable installation costs, 10 to 40 years; and vehicles, equipment, office furnishings and software costs, 3 to 10 years. The Partnership capitalizes both internal and external costs to develop and implement software. Leasehold improvements are amortized over the shorter of the estimated useful lives or the applicable lease terms. When property, plant or equipment is retired or otherwise disposed, the cost and related accumulated depreciation is removed from the accounts, and the resulting gain or loss is credited or charged to operations. Maintenance and repairs are expensed as incurred, while replacements and betterments that extend estimated useful lives are capitalized. Property, plant and equipment at June 30 consisted of the following:


-------------------------------------------------------------------
                                             2000             1999
-------------------------------------------------------------------
 Land                                   $  14,448        $  15,157
 Buildings and
      improvements                         15,648           17,046
 Storage and
      consumer tanks                      293,229          263,597
 Other
      equipment                            74,868           71,282
                          ------------------------  ---------------
                                          398,193          367,082
 Less
      accumulated
      depreciation                         51,503           30,262
                          ------------------------  ---------------
 Total                                  $ 346,690        $ 336,820
-------------------------------------------------------------------

         GOODWILL - Goodwill represents the excess of acquisition cost over the estimated fair market value of identifiable net assets of acquired businesses and is being amortized on a straight-line basis over 40 years. Goodwill at June 30 consisted of the following:


-------------------------------------------------------------------------
                                           2000                     1999
-------------------------------------------------------------------------
 Goodwill                             $ 345,065                $ 326,868
 Less
      accumulated
      amortization                       20,425                   12,133
                          ----------------------  -----------------------
 Total                                $ 324,640                $ 314,735
-------------------------------------------------------------------------

         OTHER INTANGIBLE ASSETS - Noncompete and other agreements are amortized over the terms of the applicable agreements. Financing costs incurred in connection with the placement of Partnership debt are amortized over the terms of the applicable notes using the straight-line method. Other intangible assets at June 30 consisted of the following:


------------------------------------------------------------------------
                                          2000                     1999
------------------------------------------------------------------------
 Noncompete
      agreements                     $  25,912                $  21,444
 Financing costs                        10,744                    9,922
 Other                                   9,869                    7,841
                          ---------------------  -----------------------
                                        46,525                   39,207
 Less
      accumulated
      amortization                      13,369                    7,595
                          ---------------------  -----------------------
 Total                               $  33,156                $  31,612
------------------------------------------------------------------------

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

         FOREIGN CURRENCY - The Partnership uses the U.S. Dollar as its functional currency. Financial statements of the Partnership's Canadian operations are translated to U.S. Dollars for consolidation purposes using current rates of exchange for assets and liabilities. Revenues and expenses are translated at rates that approximate the rates in effect on the transaction date. Gains and losses from this process are included in these consolidated financial statements.

         INCOME TAXES - Neither Cornerstone Partners nor the Operating Partnership is directly subject to federal and state income taxes. Instead, taxable income or loss is allocated to the individual partners. As a result, no income tax expense has been reflected in these consolidated financial statements relating to the earnings of Cornerstone Partners or the Operating Partnership. The Operating Partnership has subsidiaries that operate in corporate form and are subject to federal and state income taxes. Accordingly, these consolidated financial statements reflect income tax expense related to the earnings of these corporate subsidiaries. Net earnings for financial statement purposes may differ significantly from taxable income reportable to Unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under the Partnership Agreement and the Internal Revenue Code.

         Income taxes for the Partnership's corporate subsidiaries are provided based on the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements and tax returns in different years. Under this method, deferred income tax assets and liabilities are determined based on the difference between the financial statement and tax basis of the assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse.

         LIMITED PARTNERS' NET INCOME (LOSS) PER UNIT - Net income (loss) per unit is computed by dividing net income (loss), after deducting the General Partners' 2% interest, by the weighted average number of outstanding Common and Subordinated Units.

         UNIT-BASED AND PHANTOM STOCK BASED COMPENSATION - The Partnership accounts for unit-based compensation as (a) deferred compensation for time-vesting units and (b) compensation for performance-vesting units when the Partnership's performance meets defined criteria (see Note 6). Compensation for the time-vesting units was accrued when the units were granted. No compensation has been accrued for performance-vesting units since the Partnership has not made any distributions to the Subordinated Unitholders during the past two fiscal years. As of June 30, 2000, 32,864 units of the time-vesting units had vested, valued at $365,000. Unvested units are not considered Common Unit equivalents for the purpose of computing primary earnings per unit.

         The Partnership has a Stock Appreciation Rights ("SAR") plan that utilizes phantom stock to compensate selected management at CEG. Compensation expense is recognized annually for the changes in vesting and value of the phantom stock. The Partnership follows the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Pro forma net income and net income per unit under the fair value based method of accounting for equity instruments under SFAS No. 123 would not be materially different than reported net income and net income per unit.

         COMPREHENSIVE INCOME - Comprehensive income is comprised of net income and, beginning in fiscal 1999, foreign currency translation adjustments.

NOTE 3.           LONG-TERM DEBT

         Long-term debt at June 30 consisted of the following:


----------------------------------------------------------------------
                                          2000                   1999
----------------------------------------------------------------------
 Bank Credit Facility                $  46,900              $  18,100
 Senior Notes                          410,000                350,000
 Notes payable                          31,389                 30,840
                          ---------------------  ---------------------
                                       488,289                398,940
 Less
      current maturities                 9,671                 10,456
                          ---------------------  ---------------------
 Total                               $ 478,618              $ 388,484
----------------------------------------------------------------------

On November 20, 1998, the Partnership refinanced its then existing Bank Credit Facility under the terms of a new Bank Refunding Credit Agreement (the "Credit Agreement"). The Credit Agreement was subsequently amended effective June 30, 2000 to provide greater flexibility with respect to the financial covenants under the original Credit Agreement. In connection with this amendment, Northwestern Corporation ("Northwestern," the Parent of the Managing General Partner) provided a limited guaranties of $47.0 million at June 30, 2000 under the Credit Agreement. The Partnership incurred fees and expenses related to the amendment of the Credit Agreement and the financial accommodation provided by Northwestern, including an agreement with Northwestern providing a commitment fee of 6.5% per annum of the outstanding guaranty and authorizing the issuance of warrants to purchase 325,000 Partnership common units, at an exercise price of $.10 per unit, which may be adjusted upward under certain circumstances.

         The Working Capital Facility under the Credit Agreement provides for revolving borrowings up to $75.0 million (including a $20.0 million sub-limit for letters of credit) and matures on November 30, 2001. The Credit Agreement provides that there must be less than $10.0 million outstanding under the Working Capital Facility (excluding letters of credit) for at least 30 consecutive days during each fiscal year. Outstanding letters of credit totaled $19.8 million at June 30, 2000.

         The Acquisition Facility under the Credit Agreement provides the ability to borrow up to $35.0 million to finance business acquisitions and growth capital expenditures. The Acquisition Facility operates as a revolving facility through November 30, 2001, at which time any loans then outstanding may be converted to term loans and be amortized quarterly for a period of two years thereafter. As of June 30, 2000, $15.0 million was outstanding under the Acquisition Facility. Both the Working Capital Facility and the Acquisition Facility can be extended to November 30, 2002 upon approval of the bank participants in the Credit Agreement.

         In addition to the Operating Partnership's obligations under the Credit Agreement, the Operating Partnership has obtained funds and has obligations through Senior Note Agreements, which are secured, on an equal and ratable basis, with its obligations under the Credit Agreement. Subordinated to these obligations, Cornerstone Partners has obtained funds and has obligations on its Senior Note Agreements, which have a first priority security interest in the Operating Partnership's inventory, trade receivables and storage tanks.

         Loans under the Credit Agreement are variable interest rate loans, based on prime or Eurodollar interest rates. At June 30, 2000, the applicable base prime and Eurodollar rates were 10.25% and 8.5%, respectively. In addition, a fee is payable quarterly by the Operating Partnership (whether or not borrowings occur) ranging from .25% to .50% depending upon specific financial ratios. The weighted-average interest rates for the Credit Agreement and Senior Note borrowings for the years ended June 30, 2000, 1999 and 1998 were 8.0%, 7.7% and 7.6%, respectively.

         The Credit Agreement, contains various terms and covenants, including financial covenants with respect to debt and interest coverage, and limitations, among others, on the ability of the Operating Partnership and its subsidiaries to incur or maintain certain indebtedness or liens, make investments and loans, sell assets, and enter into mergers, consolidations or sales of all or substantially all of its assets. The Operating Partnership was in compliance with all terms and covenants at June 30, 2000.

         On December 17, 1996, the Operating Partnership issued $220.0 million of Senior Secured Notes with a fixed annual interest rate of 7.53% pursuant to note purchase agreements with various investors (the "7.53% Notes"). These notes rank on an equal and ratable basis with the Operating Partnership's obligations under the Credit Agreement, mature on December 30, 2010, and require semi-annual interest payments each December 30 and June 30. This note agreement requires that the principal be paid in equal annual installments of $27.5 million starting December 30, 2003.

         On December 11, 1998, the Operating Partnership issued $85.0 million of Senior Secured Notes with a fixed annual interest rate of 7.33% pursuant to note purchase agreements with various investors (the "7.33% Notes"). These notes rank on an equal and ratable basis with the Operating

Partnership's obligations under the Credit Agreement and other Senior Secured Notes, mature on January 31, 2013, and require semi-annual interest payments each January 31 and July 31. This note agreement requires that the principal be paid in equal annual installments of $9.4 million starting January 31, 2005.

         On June 25, 1999, Cornerstone Partners issued $45.0 million of Senior Notes with a fixed annual interest rate of 10.26% pursuant to note purchase agreements with various investors. These notes are subordinated to the 7.53% Notes, the 7.33% Notes and the Credit Agreement, mature on June 30, 2009, and require semi-annual interest payments each December 31 and June 30. This note agreement requires that the principal be paid in equal annual installments of $9.0 million starting June 30, 2005.

         On November 4, 1999, the Operating Partnership issued $60.0 million of Senior Secured Notes pursuant to note purchase agreements with various investors in two tranches as follows: (a) $30.0 million with a fixed annual interest rate of 8.08%, maturity date of July 31, 2005, and semi-annual interest payments each January 31 and July 31. These notes are to be paid in equal annual installments of $10.0 million starting July 31, 2003; and (b) $30.0 million with a fixed annual interest rate of 8.27%, maturity date of July 31, 2009, and semi-annual interest payments each January 31 and July 31. These notes are to be paid in equal annual installments of $4.3 million starting July 31, 2003. These notes rank on an equal and ratable basis with the Operating Partnership's obligations under the Credit Agreement and other Senior Secured Notes.

         The terms and covenants of these Senior Note agreements include various financial ratios. These ratios are incurrence tests to be met in order to borrow additional ratable secured debt by the Partnerships. In addition, other financial ratios must be met for the Partnership to pay the Minimum Quarterly Distribution ("MQD") without approval of the Senior Note holders. At June 30, 2000, the Partnership's financial ratios were outside of the incurrence test thresholds; therefore the Partnership is currently precluded from borrowing additional parity secured debt until these financial ratios are within the thresholds stated in the agreements. The Partnership's financial ratios meet all requirements with respect to its ability to make its MQD payments.

         Notes payable consist of mortgages, capital leases and noncompete agreements. At June 30, 2000, these notes payable carried interest rates ranging from 7.25% to 10.5% and are due periodically through fiscal 2008.

Aggregate annual maturities of the long-term debt outstanding are:


    Fiscal year ending June 30,
               2001                            $   9,671
               2002                               46,734
               2003                               10,460
               2004                               45,998
               2005                               62,310
         Thereafter                              313,116
                                     --------------------
        Total                                  $ 488,289
---------------------------------------------------------

NOTE 4.  DISTRIBUTIONS OF AVAILABLE CASH

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

         The Partnership will distribute 100% of its Available Cash (98% to all Unitholders and 2% to the General Partners) until the Minimum Quarterly Distribution of $.54 per unit for such quarter has been met. During the Subordination Period (defined below), to the extent there is sufficient Available Cash, the holders of Common Units have the right to receive the Minimum Quarterly Distribution, plus any arrearages, prior to the distribution of Available Cash to holders of Subordinated Units.

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

         Distributions are determined on a quarterly basis. During fiscal 2000 and 1999, Common Unitholders were paid $.54 per unit for each quarter. There have been no distributions to Subordinated Unitholders in fiscal 2000 or 1999.

NOTE 5. COMMITMENTS AND CONTINGENCIES

         The Partnership has succeeded to obligations of the self-insurance programs maintained by Empire and Synergy for any incidents occurring prior to December 17, 1996. These companies' insurance programs provided coverage for comprehensive general liability and vehicle liability for catastrophic exposures as well as those risks required to be insured by law or contract. These companies retained a significant portion of certain expected losses related primarily to comprehensive general liability and vehicle liability. Estimated liabilities for self-insured losses were recorded based upon the Partnership's estimates of the aggregate self-insured liability for claims incurred.

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

NOTE 6. RESTRICTED UNIT AND PHANTOM STOCK PLANS

         The Partnership adopted the 1996 Restricted Unit Plan ("RUP"), as amended, to authorize the issuance of Common Units with an aggregate value of $17.5 million (approximately 870,000 Common Units) to directors, executives, managers and selected supervisors of the Partnership. Units issued under the RUP are subject to a bifurcated vesting schedule such that (a) 25% of the issued units vest over time with one-third of such units vesting at the end of each of the third, fifth and seventh anniversaries of the issuance date, and (b) the remaining 75% of the units vest automatically upon the conversion of Subordinated Units to Common Units. RUP participants are not eligible to receive quarterly distributions or vote their respective units until the applicable units vest. Restrictions generally limit the sale or transfer of the units during the restricted periods. The value of the restricted unit is established by the market price of Common Units at the date of grant.

Vested units issued under the RUP may not be sold for at least one year and are subject to the provisions of SEC Rule 144. As of June 30, 2000, restricted units with a value of $10.9 million have been awarded but not vested. The compensation cost related to such units will be recognized over the vesting period of the related awards.

         The Partnership adopted the 1996 Stock Appreciation Rights ("SAR") plan, as amended, to compensate selected management of CEG. The SAR plan utilizes a valuation of phantom stock and vests over a five year period for each participant. As of June 30, 2000, the total value accrued related to the SAR plan was $0.8 million.

NOTE 7.  PARTNERS' CAPITAL

         Partners' Capital consists of General Partner ownership (2.0%), Common Unitholder interest (70.4%) and Subordinated Unitholder interest (27.6%) as of June 30, 2000. When additional units are issued, the General Partners are required to make additional contributions to maintain their 2% interest in the Partnership.

         Upon expiration of the Subordination Period (see Note 4), all remaining Subordinated Units will convert into Common Units on a one-for-one basis and will thereafter participate pro rata with the other Common Units in distributions of Available Cash.

NOTE 8.  EMPLOYEE BENEFIT PLANS

         The Partnership maintains a defined contribution retirement plan under section 401(k) of the Internal Revenue Code (the "Plan") available to substantially all employees. Employees who elect to participate may contribute a percentage of their salaries to the Plan. The Partnership contributed from 20% to 40% of the employee's contributions to the Plan up to a maximum of 5% of the employee's salary. Contributions to the Plan were not material for the years ended June 30, 2000, 1999 or 1998.

         In addition, the Partnership maintains a non- qualified Supplemental Executive Retirement Plan ("SERP") for selected management. The SERP plan provides benefits for participants and allows for deferral of a portion of the participant's salary if elected. The Partnership does not contribute any funds to a third party administrator for the SERP. Participants are 100% vested. Distributions are made only when the participant terminates employment from the Partnership.

NOTE 9.  OPERATING LEASES

         The Partnership leases retail sales offices and administrative office space under cancelable and noncancelable operating leases expiring in various years through 2008. These leases generally contain renewal options and require the Partnership to pay all executory costs (property taxes, maintenance and insurance). Rental expense under all operating leases was $6.1 million, $5.6 million and $5.6 million in the years ended June 30, 2000, 1999 and 1998, respectively.

         Future minimum lease payments under noncancelable operating leases are:


    Fiscal year ending June 30,
               2001                                      $   3,028
               2002                                          2,540
               2003                                          1,852
               2004                                          1,361
               2005                                          1,143
         Thereafter                                          1,615

NOTE 10. DERIVATIVES AND HEDGING

         The Partnership utilizes commodity futures contracts and other financial derivatives to reduce its exposure to unfavorable changes in commodity prices. For the years ended June 30, 2000, 1999 and 1998, the Partnership followed the provisions of SFAS No. 80, "Accounting for Futures Contracts", in accounting for derivatives. Net realized gains and losses for derivatives designated and qualifying as hedges are deferred and are recognized in cost of sales as a component of the product cost of the hedged item. Net realized gains and losses for derivatives not qualifying as hedges were recognized in earnings when the position was closed. During fiscal 2000, natural gas derivatives were also used to expand CEG's natural gas operations, which, due to unfavorable market movements, resulted in a charge against earnings of $4.6 million. The Partnership determined that these activities were incompatible with the Partnership's risk profile and tolerance, and these activities were discontinued in the fourth quarter of fiscal 2000.

         In July 2000, the Partnership adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which established new accounting and reporting guidelines for derivative instruments and hedging activities. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. Companies must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

         As of July 1, 2000, the Partnership had net unrealized losses on derivatives totaling $5.3 million, which will be recognized as the cumulative effect of adopting SFAS No. 133 in fiscal 2001.

NOTE 11. SEGMENT AND RELATED INFORMATION

The Partnership's two principal business segments are its retail and CEG operations. The retail segment includes propane sales, principally to end-users; repair and maintenance of propane heating systems and appliances; and the sale of propane-related supplies, appliances and other equipment. These transactions are accounted for as one business segment internally and share the same customer base. CEG provides marketing and distribution services to other resellers of propane and end-users. Principal products are propane, other natural gas liquids, crude oil and natural gas. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intra-company transactions between segments are recorded at the approximate market value at the transaction date. The segments are evaluated internally using earnings before interest, taxes, depreciation and amortization ("EBITDA"). Depreciation, amortization, interest and some operating, general and administrative expenses are not specifically tracked by business segment, and are therefore included in the "Other" category in the following schedules:


                                               Year Ended June 30, 2000
-----------------------------------------------------------------------------------------------------------------------
                                                Retail                CEG               Other               Total
                                           -----------------   -----------------  -----------------   -----------------
 Revenues                                         $ 338,392         $ 3,388,698             $    -         $ 3,727,090
 Cost of sales                                      170,256           3,346,036                  -           3,516,292
                                           -----------------   -----------------  -----------------   -----------------

       Gross profit                                 168,136              42,662                  -             210,798

 Operating, general and
 administrative expenses                            103,131              27,303             11,562             141,996
 Non-recurring charge                                                     4,600                                  4,600
                                                          -                                      -
                                           -----------------   -----------------  -----------------   -----------------

       EBITDA                                        65,005              10,759            (11,562)             64,202

 Non-allocated expenses                                                                     74,565              74,565
                                                          -                   -
                                           -----------------   -----------------  -----------------   -----------------

       Net income (loss)                          $  65,005           $  10,759         $  (86,127)         $  (10,363)
                                           =================   =================  =================   =================


                                               Year Ended June 30, 1999
-----------------------------------------------------------------------------------------------------------------------
                                                Retail                CEG               Other               Total
                                           -----------------   -----------------  -----------------   -----------------
 Revenues                                         $ 264,631           $ 889,977             $    -         $ 1,154,608
 Cost of sales                                      111,402             861,965                                973,367
                                                                                                 -
                                           -----------------   -----------------  -----------------   -----------------

       Gross profit                                 153,229              28,012                                181,241
                                                                                                 -

 Operating, general and
 administrative expenses                             93,646              17,712             12,377             123,735
                                           -----------------   -----------------  -----------------   -----------------

       EBITDA                                        59,583              10,300            (12,377)             57,506

 Non-allocated expenses                                                                     52,333              52,333
                                                          -                   -
                                           -----------------   -----------------  -----------------   -----------------

       Net income (loss)                          $  59,583           $  10,300         $  (64,710)           $  5,173
                                           =================   =================  =================   =================


                                               Year Ended June 30, 1998
-----------------------------------------------------------------------------------------------------------------------
                                                Retail                CEG               Other               Total
                                           -----------------   -----------------  -----------------   -----------------
 Revenues                                         $ 242,925           $ 525,204             $    -           $ 768,129
 Cost of sales                                      117,572             506,352                                623,924
                                                                                                 -
                                           -----------------   -----------------  -----------------   -----------------

       Gross profit                                 125,353              18,852                  -             144,205

 Operating, general and
 administrative expenses                             73,324              13,723             10,137              97,184
                                           -----------------   -----------------  -----------------   -----------------

       EBITDA                                        52,029               5,129           (10,137)              47,021

 Non-allocated expenses                                                                     37,595              37,595
                                                          -                   -
                                           -----------------   -----------------  -----------------   -----------------

       Net income (loss)                          $  52,029            $  5,129         $ (47,732)            $  9,426
                                           =================   =================  =================   =================


                                              As of June 30, 2000
----------------------------------------------------------------------------------------------------------------
                                               Retail             CEG              Other              Total
                                          ----------------  ----------------  ----------------   ---------------
 Identifiable assets                            $ 356,756         $ 104,012         $  10,000         $ 470,768(a)
 General corporate assets                                                             380,442
                                                        -                 -                             380,442
                                          ----------------  ----------------  ----------------   ---------------
       Total assets                             $ 356,756         $ 104,012         $ 390,442         $ 851,210
                                          ================  ================  ================   ===============


                                              As of June 30, 1999
----------------------------------------------------------------------------------------------------------------
                                               Retail             CEG              Other              Total
                                          ----------------  ----------------  ----------------   ---------------
 Identifiable assets                            $ 346,826         $  51,720         $  10,000         $ 408,546(a)
 General corporate assets                                                             372,698
                                                        -                 -                             372,698
                                          ================  ================  ================   ===============
       Total assets                             $ 346,826         $  51,720         $ 382,698         $ 781,244
                                          ================  ================  ================   ===============

 (a) Identifiable assets for the retail and CEG segments include accounts receivable, inventories and property, plant and equipment, net of accumulated depreciation

NOTE 12.          ADDITIONAL CASH FLOW INFORMATION


Year Ended June 30,                                                             2000              1999                1998
                                                                         -----------------  ----------------   -----------------
 NONCASH TRANSACTIONS:
      Assets acquired in exchange for partnership units                           $     -           $ 8,959             $17,589
      Assets acquired in exchange for current liabilities and debt                $ 6,057           $31,078             $ 7,243
 CASH PAYMENT INFORMATION:
      Cash paid for interest                                                      $35,886           $29,002             $10,939

NOTE 13.          QUARTERLY DATA (UNAUDITED)


FISCAL 2000                                          SEPTEMBER 30           DECEMBER 31           MARCH 31            JUNE 30
          Revenues                                  $  556,527            $  929,309           $ 1,109,585        $ 1,131,669
          Operating income (loss)                       (6,459)               18,416                30,015            (15,394) (a)
          Net income (loss)                            (14,867)                8,659                20,532            (24,687) (a)
          Net income (loss) per unit                     (0.62)                 0.36                  0.86              (1.03) (a)
               (a) - includes a $4.6 million non-recurring charge



 FISCAL 1999                                      SEPTEMBER 30           DECEMBER 31              MARCH 31               JUNE 30
          Revenues                                  $  169,991            $  224,053            $  338,536            $  422,028
          Operating income (loss)                       (4,104)               10,289                28,093                (4,025)
          Net income (loss)                             (9,266)                4,457                21,230               (11,248)
          Net income (loss) per unit                     (0.46)                 0.21                  0.89                (0.48)