Form 10-Q
period 2000-09-30
CORNERSTONE PROPANE PARTNERS LP
filed 2000-11-14
CIK 1024338

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                          Commission File Number 1-2499

                       CORNERSTONE PROPANE PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                             77-0439862
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)

432 WESTRIDGE DRIVE, WATSONVILLE, CALIFORNIA                       95076
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 13, 2000: 16,865,691 - Common Units

                       CORNERSTONE PROPANE PARTNERS, L.P.

                                TABLE OF CONTENTS

                                                                                                      PAGE
                                                                                                      ----
Part I. Financial Information

Item 1


Financial Statements


Cornerstone Propane Partner's, L.P.


Consolidated Balance Sheets as of September 30, 2000 and 1999, and June 30, 2000                         1


Consolidated Statements of Operations for the Three Months Ended September 30, 2000 and 1999             2


Consolidated Statements of Partners' Capital for the Three Months Ended September 30, 2000 and 1999      3


Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2000 and 1999             4


Notes to Consolidated Financial Statements                                                               5


Item 2


Management's Discussion and Analysis of Financial Condition and Results of Operations of Cornerstone
Propane Partners, L.P.                                                                                   9


Item 3


Quantitative and Qualitative Disclosures About Market Risks                                             14


Part II. Other Information


Item 6


Exhibits and Reports on Form 8-K                                                                        15


Signature                                                                                               16

                CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                     ASSETS

                                                                            September 30,
                                                                  ----------------------------------      June 30,
                                                                       2000               1999              2000
                                                                  ----------------   ---------------   ---------------
 Current assets:
         Cash and cash equivalents                                      $   8,940         $   7,722         $   7,737
         Trade receivables, net                                            61,598            62,989            54,434
         Inventories                                                       73,741            57,779            69,644
         Prepaid expenses                                                   3,038             1,275             2,783
         Other current assets                                               2,923             5,826             6,690
                                                                  ----------------   ---------------   ---------------
                Total current assets                                      150,240           135,591           141,288

 Property, plant, and equipment, net                                      338,192           341,412           346,690
 Goodwill, net                                                            322,655           317,990           324,640
 Other intangibles, net                                                    40,030            32,016            33,156
 Other assets                                                               5,790             4,428             5,436
                                                                  ----------------   ---------------   ---------------
                Total assets                                            $ 856,907         $ 831,437         $ 851,210
                                                                  ================   ===============   ===============

                        LIABILITIES AND PARTNERS' CAPITAL

 Current liabilities:
         Current portion of long-term debt                              $   8,721         $  11,256         $   9,671
         Trade accounts payable                                            72,109            63,328            60,050
         Accrued expenses                                                  26,246            36,664            23,175
                                                                  ----------------   ---------------   ---------------
                Total current liabilities                                 107,076           111,248            92,896

 Long-term debt, less current portion                                     490,521           417,252           478,618
 Due to related party                                                       5,266             5,352             1,393
 Other noncurrent liabilities                                              10,171             6,219            10,193
                                                                  ----------------   ---------------   ---------------
                Total liabilities                                         613,034           540,071           583,100
                                                                  ----------------   ---------------   ---------------

 Commitments and contingencies                                                  -                 -                 -

 Partners' capital
         Common Unitholders                                               158,914           200,683           176,961
         Subordinated Unitholders                                          80,577            84,917            86,163
         General partners                                                   4,968             6,007             5,546
         Accumulated other comprehensive income                              (586)             (241)             (560)
                                                                  ----------------   ---------------   ---------------
                Total partners' capital                                   243,873           291,366           268,110
                                                                  ----------------   ---------------   ---------------
                Total liabilities and partners' capital                 $ 856,907         $ 831,437         $ 851,210
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

                CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                   For the three months ended
                                                                                         September 30,
                                                                               ----------------------------------
                                                                                    2000              1999
                                                                               ----------------  ----------------
 Revenues                                                                          $ 1,096,328         $ 556,527

 Cost of Sales                                                                       1,058,213           521,435
                                                                               ----------------  ----------------

         Gross profit                                                                   38,115            35,092
                                                                               ----------------  ----------------

 Expenses:
         Operating, general, and
         administrative                                                                 34,532            33,382
         Depreciation and amortization                                                  10,972             8,169
                                                                               ----------------  ----------------
                                                                                        45,504            41,551
                                                                               ----------------  ----------------

         Operating loss                                                                 (7,389)           (6,459)

 Other income                                                                            2,460                 -
 Interest expense                                                                        9,949             8,360
                                                                               ----------------  ----------------

         Loss before provision for
         income taxes                                                                  (14,878)          (14,819)

 Provision for income taxes                                                                 47                48
                                                                               ----------------  ----------------


         Loss before cumulative effect of adoption
            of accounting principle                                                    (14,925)          (14,867)
 Cumulative effect of adoption of accounting principle                                  (5,329)                -

                                                                               ----------------  ----------------
         Net loss                                                                  $   (20,254)        $ (14,867)
                                                                               ================  ================

         General partners' interest in
         net loss                                                                  $      (405)        $    (297)
                                                                               ================  ================
         Limited partners' interest in
         net loss                                                                  $   (19,849)        $ (14,570)
                                                                               ================  ================

         Loss per unit before cumulative effect of
         adoption of accounting principle                                          $     (0.62)        $   (0.62)
                                                                               ================  ================
         Cumulative effect per unit of adoption of accounting principle            $     (0.23)        $       -
                                                                               ================  ================
         Net loss per unit                                                         $     (0.85)        $   (0.62)
                                                                               ================  ================
 Weighted average number
         of units outstanding                                                           23,448            23,387
                                                                               ================  ================

   The accompanying notes are an integral part of these financial statements.

                CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                         Accumulated
                                           Thousands of Units                                               Other        Total
                                         -----------------------                              General   Comprehensive  Partners'
                                           Common     Subordinated  Common     Subordinated   Partners       Loss        Capital
---------------------------------------------------------------------------------------------------------------------------------
 Balance at June 30, 2000                   16,822        6,598     $176,961      $86,163      $ 5,546       $ (560)    $268,110

      Comprehensive net loss:
           Net loss                              -            -      (14,263)      (5,586)        (405)           -      (20,254)
           Other comprehensive loss              -            -            -            -            -          (26)         (26)

                                         ----------  -----------  -----------  -----------  -----------  -----------  -----------
           Net comprehensive loss                -            -      (14,263)      (5,586)        (405)         (26)     (20,280)

      Issuance of Common Units and
      General Partners' contribution             -            -          580            -           14            -          594

      Issuance of warrants
      in payment of fees                         -            -        4,740            -            -            -        4,740

      Quarterly distributions                    -            -       (9,104)           -         (187)           -       (9,291)
                                         ----------  -----------  -----------  -----------  -----------  -----------  -----------

 Balance at September 30, 2000              16,822        6,598     $158,914      $80,577      $ 4,968       $ (586)    $243,873
                                         ==========  ===========  ===========  ===========  ===========  ===========  ===========

 Balance at June 30, 1999                   16,789        6,598     $220,237      $89,029      $ 6,490       $ (229)    $315,527

      Comprehensive net loss:
           Net loss                              -            -      (10,458)      (4,112)        (297)           -      (14,867)
           Other comprehensive loss              -            -            -            -            -          (12)         (12)

                                         ----------  -----------  -----------  -----------  -----------  -----------  -----------
           Net comprehensive loss                -            -      (10,458)      (4,112)        (297)         (12)     (14,879)

      Financing costs                            -            -          (30)           -            -            -          (30)

      Quarterly distributions                    -            -       (9,066)           -         (186)           -       (9,252)
                                         ----------  -----------  -----------  -----------  -----------  -----------  -----------

 Balance at September 30, 1999              16,789        6,598     $200,683      $84,917      $ 6,007       $ (241)    $291,366
                                         ==========  ===========  ===========  ===========  ===========  ===========  ===========

   The accompanying notes are an integral part of these financial statements.

                CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                        September 30,
                                                                               --------------------------------
                                                                                    2000             1999
                                                                               ---------------  ---------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                                      $(20,254)        $(14,867)
       Adjustments to reconcile net loss to net cash from
       operating activities:
            Depreciation and amortization                                              10,972            8,169
            (Gain) / loss on sale of assets                                              (873)             400
            Foreign currency translation                                                  (26)             (12)
            Cumulative effect of adoption of accounting principle                       5,329                -
            Gain in fair value of derivatives                                          (2,460)               -
            Changes in assets and liabilities, net of effect of acquisitions:
                 Trade receivables-net                                                 (7,164)         (33,814)
                 Inventories                                                           (4,097)         (15,007)
                 Prepaid expenses and other current assets                              3,512            3,097
                 Trade accounts payable and accrued expenses                           12,261           39,177
                                                                               ---------------  ---------------
                     Net cash from operating activities                                (2,800)         (12,857)
                                                                               ---------------  ---------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
       Expenditures for property, plant and equipment, net                               (977)          (4,346)
       Acquisitions, net of cash received                                                (181)         (10,136)
       Proceeds from sale of assets                                                     4,073                -
       Other investments                                                                 (354)            (460)
                                                                               ---------------  ---------------
                     Net cash from investing activities                                 2,561          (14,942)
                                                                               ---------------  ---------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
       Net change in Working Capital Facility                                          12,700           28,700
       Payments on purchase obligations                                                (1,424)          (1,498)
       Payments for debt financing                                                     (1,375)             (30)
       Advances from related parties                                                      818            8,372
       Issuance of Common Units                                                            14                -
       Partnership distributions                                                       (9,291)          (9,252)
                                                                               ---------------  ---------------
                     Net cash from financing activities                                 1,442           26,292
                                                                               ---------------  ---------------

 NET CHANGE IN CASH AND CASH EQUIVALENTS                                                1,203           (1,507)

 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         7,737            9,229
                                                                               ---------------  ---------------

 CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $  8,940         $  7,722
                                                                               ===============  ===============

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for interest                                                              $  6,856         $  6,566
                                                                               ===============  ===============

 NON-CASH INVESTING & FINANCING ACTIVITIES:
       Assets acquired in exchange for debt                                          $      -         $  2,415
                                                                               ===============  ===============
       Common Units issued in payment of debt                                        $    580         $     -
                                                                               ===============  ===============
       Warrants for Common Units issued in payment of fees                           $  4,740         $     -
                                                                               ===============  ===============


   The accompanying notes are an integral part of these financial statements.

                CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                    (Dollars in thousands, except unit data)
                                   (Unaudited)

1.       BASIS OF PRESENTATION

These consolidated financial statements include the accounts of Cornerstone Propane Partners, L.P. ("Cornerstone Partners") and its subsidiary, Cornerstone Propane, L.P. (the "Operating Partnership"), and the Operating Partnership's corporate subsidiaries collectively referred to as the "Partnership". All material intercompany balances and transactions have been eliminated. Certain 1999 amounts in the accompanying consolidated financial statements have been reclassified to conform to the 2000 presentation. These reclassifications had no effect on net income or Partners' capital as previously reported.

The accompanying interim consolidated financial statements of the Partnership are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been reflected in the interim periods presented. Such adjustments consisted only of normal recurring items. The Partnership's business is seasonal and, accordingly, interim results are not indicative of results for a full year. The significant accounting policies and certain financial information, which are normally included in financial statements prepared in accordance with generally, accepted accounting principles, but which are not required for interim reporting purposes, have been condensed or omitted. The accompanying consolidated financial statements of the Partnership should be read in conjunction with the consolidated financial statements and related notes included in the Partnership's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

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

On October 27, 2000, the MQD for the three month period from July 1, 2000 to September 30, 2000 was declared in the amount of $9,294, representing in the aggregate, distributions to the Common Unitholders and General Partners at $.54 per common unit. This distribution will be paid on November 15, 2000. No distributions have been declared and subsequently paid on the Subordinated Units for the period from October 1, 1997 to September 30, 2000.

3.       NET INCOME PER UNIT

Net income per unit is computed by dividing net income, after considering the General Partners' 2% interest, by the weighted average number of Common and Subordinated Units outstanding during the period.

                CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                    (Dollars in thousands, except unit data)
                                   (Unaudited)


4.       DERIVATIVES AND HEDGING

The Partnership utilizes commodity futures contracts and other financial derivatives to reduce its exposure to unfavorable changes in commodity prices. On July 1, 2000, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. Companies must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Partnership has elected not to adopt the detailed hedging match requirements of FAS 133 and not to treat any of its forward purchase, commodity hedge or inventory positions as hedges under this pronouncement. As such any increases or decreases in inventory and contract values, compared to quarter end market prices, are reported as gains or losses in the Partnership's financial statements. The Partnership will review this decision in light of the activities of its competitors and any future guidance issued by the Financial Accounting Standards Board.

At July 1, 2000, recognition of the Partnership's derivatives resulted in a loss of $5.3 million, which has been recognized in the accompanying financial statements as the cumulative effect of adopting SFAS No.133.

As of September 30, 2000, the Partnership's liability for derivatives decreased by $2.4 million which is recognized as a gain in other income in the consolidated financial statements.

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

                CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                    (Dollars in thousands, except unit data)
                                   (Unaudited)

The segments are evaluated internally using earnings before interest, taxes, depreciation, and amortization ("EBITDA"). Depreciation, amortization, interest and some operating, general, and administrative expenses are not specifically tracked by business segment, and are therefore included in the "Other" category in the following tables:

                                           Three Months Ended September 30, 2000
-----------------------------------------------------------------------------------------------------------------------
                                                Retail                CEG               Other               Total
                                           -----------------   -----------------  -----------------   -----------------
 Revenues                                          $ 64,705         $ 1,031,623          $       -         $ 1,096,328

 Cost of sales                                       35,268           1,022,945                  -           1,058,213
                                           -----------------   -----------------  -----------------   -----------------

       Gross profit                                  29,437               8,678                  -              38,115

 Operating, general, and
 administrative expenses                             24,048               7,761              2,723              34,532
                                           -----------------   -----------------  -----------------   -----------------

       EBITDA                                         5,389                 917             (2,723)              3,583

 Non-allocated expenses                                   -                   -             23,837              23,837
                                           -----------------   -----------------  -----------------   -----------------

       Net income (loss)                           $  5,389         $       917          $ (26,560)        $   (20,254)
                                           =================   =================  =================   =================

                                           Three Months Ended September 30, 1999
-----------------------------------------------------------------------------------------------------------------------
                                                Retail                CEG               Other               Total
                                           -----------------   -----------------  -----------------   -----------------
 Revenues                                          $ 53,019         $   503,508          $       -         $   556,527

 Cost of sales                                       25,035             496,400                  -             521,435
                                           -----------------   -----------------  -----------------   -----------------

       Gross profit                                  27,984               7,108                  -              35,092

 Operating, general, and
 administrative expenses                             24,428               5,756              3,198              33,382
                                           -----------------   -----------------  -----------------   -----------------

       EBITDA                                         3,556               1,352             (3,198)              1,710

 Non-allocated expenses                                   -                   -             16,577              16,577
                                           -----------------   -----------------  -----------------   -----------------

       Net income (loss)                           $  3,556         $     1,352          $ (19,775)        $   (14,867)
                                           =================   =================  =================   =================

                CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                    (Dollars in thousands, except unit data)
                                   (Unaudited)


5.  SEGMENT AND RELATED INFORMATION (CONT.)

                                          As of September 30, 2000
-----------------------------------------------------------------------------------------------------------
                                          Retail             CEG              Other             Total
                                     ----------------  ----------------  ----------------  ----------------
 Identifiable assets                       $ 323,306          $ 99,061         $  51,164         $ 473,531  (a)
 General corporate assets                          -                 -           383,376           383,376
                                     ----------------  ----------------  ----------------  ----------------
       Total assets                        $ 323,306          $ 99,061         $ 434,540         $ 856,907
                                     ================  ================  ================  ================

                                          As of September 30, 1999
-----------------------------------------------------------------------------------------------------------
                                          Retail             CEG              Other             Total
                                     ----------------  ----------------  ----------------  ----------------
 Identifiable assets                       $ 302,795          $ 79,318         $  80,067         $ 462,180  (a)
 General corporate assets                          -                 -           369,257           369,257
                                     ----------------  ----------------  ----------------  ----------------
       Total assets                        $ 302,795          $ 79,318         $ 449,324         $ 831,437
                                     ================  ================  ================  ================

       (a) - identifiable assets for the retail and CEG segments include accounts receivable, inventories, and property, plant and equipment, net of accumulated depreciation.


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

GENERAL

The Partnership is a Delaware limited partnership initially formed to own and operate the propane business and assets of SYN Inc., Empire Energy Corporation and CGI Holdings, Inc. The Partnership's management believes that it is the fifth largest retail marketer of propane in the United States, serving more than 480,000 residential, commercial, industrial and agricultural customers from approximately 270 customer service centers in 34 states. The Partnership's two principal business segments are its retail and Coast Energy Group ("CEG") operations. The retail segment includes propane sales, principally to end-users; repair and maintenance of propane heating systems and appliances; and the sale of propane-related supplies, appliances and other equipment. CEG provides supply, marketing, and distribution services to other resellers of propane and end-users. Principal products are propane, other natural gas liquids, crude oil, and natural gas.

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

Gross profit margins are not only affected by weather patterns but also by changes in customer mix and underlying product costs. For example, sales to residential customers ordinarily generate higher margins than sales to other customer groups, such as commercial or agricultural customers. In addition, gross profit margins vary by geographic region. Accordingly, profit margins could vary significantly from year to year in a period of identical sales volumes. Gross margins can also be impacted by significant increases in underlying product costs, that may not in all instances be passed along to customers in the form of higher selling prices.

                CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

                                     ITEM 2:
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ANALYSIS OF HISTORICAL RESULTS OF OPERATIONS - THREE MONTH PERIOD ENDED SEPTEMBER 30

The following discussion compares the results of operations and other data of the Partnership for the three-month period ended September 30, 2000, to the three-month period ended September 30, 1999.

VOLUME. During the three months ended September 30, 2000, the Partnership sold
45.9 million retail propane gallons, a decrease of 0.5 million gallons or 1.1% from the 46.4 million retail propane gallons sold during the three months ended September 30, 1999. Retail sales volumes were negatively impacted for the quarter ended September 30, 2000 by weather patterns and temperatures that were significantly warmer than normal and warmer than prior year conditions. Acquisitions of propane businesses since September 30, 1999 accounted for 0.4 million retail gallons sold during the three months ended September 30, 2000.

REVENUES. Revenues increased by $539.8 million or 97.0% to $1,096.3 million for the three months ended September 30, 2000, as compared to $556.5 million for the three months ended September 30, 1999. This increase was primarily attributable to an increase in CEG revenues of $528.1 million or 104.9% to $1,031.6 million for the three months ended September 30, 2000, as compared to $503.5 million for the three months ended September 30, 1999. This increase was due primarily to CEG base business growth, acquisitions and higher product costs, partially offset by warmer weather conditions. The revenues for the retail business increased by $11.7 million or 22.1% to $64.7 million for the three months ended September 30, 2000, as compared to $53.0 million for the three months ended September 30, 1999. This reflects primarily the increase in propane selling prices in response to product cost increases noted below, combined with increased revenue from business acquisitions and non-weather sensitive sales, offset by the decrease in weather related sales volumes described above.

COST OF PRODUCT SOLD. Cost of product sold increased by $536.8 million or 103.0% to $1,058.2 million for the three months ended September 30, 2000, as compared to $521.4 million for the three months ended September 30, 1999. The increase in cost of product sold was primarily due to the increased CEG sales described above, combined with higher propane cost per gallon. As a percentage of revenues, cost of product sold increased to 96.5% for the three months ended September 30, 2000, as compared to 93.7% for the three months ended September 30, 1999, due primarily to the increase in CEG's activities.

GROSS PROFIT. Gross profit increased $3.0 million or 8.5% to $38.1 million for the three months ended September 30, 2000, compared to $35.1 million for the three months ended September 30, 1999. Gross profit on retail propane increased $1.4 million or 5.0% to $29.4 million for the three months ended September 30, 2000, compared to $28.0 million for the three months ended September 30, 1999. Retail gross margin per gallon for the three months ended September 30, 2000 was 6.1% better than last year. This was attributable to increasing propane margins in selected retail markets and increased revenues from additional services. CEG's gross profit increased $1.6 million or 22.5% to $8.7 million for the three months ended September 30, 2000, compared to $7.1 million for the three months ended September 30, 1999 due to base business growth and acquisitions, partially offset by losses incurred in natural gas activities. As a percentage of revenues, gross profit decreased to 3.5% for the three months ended September 30, 2000, as compared to 6.3% for the three months ended September 30, 1999. This is due to a higher mix of CEG sales, which have lower gross margins as a percent of sales. Gross profit increases from retail businesses acquired since September 30, 1999 was $0.5 million for the three

                CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

                                     ITEM 2:
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


months ended September 30, 2000. Gross profit increases from businesses acquired in the CEG division was $2.3 million for the three months ended September 30, 2000.

CASH OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES. Cash operating, general and administrative expenses increased by $1.1 million or 3.3% to $34.5 million for the three months ended September 30, 2000, as compared to $33.4 million for the three months ended September 30, 1999. CEG's operating expenses increased $2.0 million primarily due to acquisitions. Partially offsetting these increases were decreased cash operating expenses in the retail and administrative areas of $0.9 million due to cost reduction initiatives. As a percentage of revenues, operating, general and administrative expenses decreased to 3.1% for the three months ended September 30, 2000, as compared to 6.0% for the three months ended September 30, 1999, due to a combination of decreased operating expenses and an increase in CEG revenues.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $2.8 million or 34.1% to $11.0 million for the three months ended September 30, 2000, as compared to $8.2 million for the three months ended September 30, 1999. This increase was primarily due to the additional amortization and depreciation expense associated with acquired businesses.

INTEREST EXPENSE. Interest expense increased by $1.5 million or 17.9% to $9.9 million for the three months ended September 30, 2000, as compared to $8.4 million for the three months ended September 30, 1999. The increase was due principally to borrowings related to acquisitions and to a lesser extent, higher working capital borrowings as a result of higher product costs and higher interest rates.

                CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

                                     ITEM 2:
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. Cash used by operating activities during the three month period ended September 30, 2000 was $2.8 million. Cash flow from operations included a net loss of $20.2 million and non-cash charges of $12.9 million for the period, comprised of depreciation and amortization expense, the gain on sale of assets and the net loss in the fair value of derivatives. The impact of working capital changes increased cash flow by approximately $4.5 million.

INVESTING ACTIVITIES. Cash provided by investment activities for the three month period ended September 30, 2000 totaled $2.6 million, which was principally related to the sales of several Partnership retail service centers in the Southeastern United States, net of purchases of plant and equipment. The sale of selected retail service centers reflects the Partnership's continuing focus on the rationalization of under-performing operations.

FINANCING ACTIVITIES. Cash provided by financing activities was $1.4 million for the three months ended September 30, 2000, which reflects an increase of $12.7 million in the partnership's working capital facility, net of payments on long-term debt and financing costs of $2.8 million. Cash distributions paid to Unitholders for the period totaled $9.3 million and advances from related parties totaled $0.8 million.

FINANCING AND SOURCES OF LIQUIDITY

The Partnership's obligations under its Senior Note Agreements and Bank Credit Agreement are secured by a security interest in the Operating Partnership's inventory, accounts receivable and certain customer storage tanks. The Senior Note and Bank Credit Agreements contain various terms and covenants including financial ratio covenants with respect to debt and interest coverage and limitations, among others, on the ability of the Partnership and its subsidiaries to incur additional indebtedness, create liens, make investments and loans, and enter into mergers, consolidations or sales of all or substantially all assets. These ratios are incurrence tests to be met in order for the Partnership to incur additional ratable secured debt. In addition, other financial ratios must be met for the Partnership to pay the Minimum Quarterly Distribution ("MQD") without approval of the Senior Note holders. At September 30, 2000, the Partnership's financial ratios were outside of the incurrence test thresholds; therefore the Partnership is currently precluded from borrowing additional parity senior secured debt for acquisitions until these financial ratios are back within the thresholds stated in the agreements. The Partnership does not anticipate consummating any significant acquisitions until after the upcoming heating season to better assess national heating degree day patterns and their potential impact on retail sales volumes. The Partnership's financial ratios meet all requirements with respect to its ability to make its MQD payments.

On November 20, 1998, the Partnership refinanced its then existing Bank Credit Facility under the terms of a new Bank Refunding Credit Agreement (the "Credit Agreement"). The Credit Agreement was subsequently amended effective June 30, 2000 to provide greater flexibility with respect to the financial covenants under the original Credit Agreement. In connection with this amendment, Northwestern Corporation ("Northwestern," the Parent of the Managing General Partner) provided a guaranty of up to $47.0 million of Partnership obligations under the Credit Agreement, in return for a commitment fee of 6.50% per annum of the outstanding amount guaranteed. The Partnership also issued a warrant to Northwestern for 381,875 Partnership common units at an exercise price of $0.10 per unit, and may issue additional warrants under

                CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

                                     ITEM 2:
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


certain circumstances. Any advances under the guaranty bear an advance fee of 3% of the amount advanced and interest at LIBOR plus a designated spread until the date of repayment, initially 9% per year, with certain penalty provisions in the event of non-payment by the Partnership. This guaranty amount may be increased up to $70.0 million under certain circumstances. The Partnership has also agreed to indemnify Northwestern against liabilities arising out of this arrangement. The Partnership incurred other fees and expenses related to the amendment of the Credit Agreement unrelated to the arrangements with Northwestern.

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

                CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

                                     ITEM 3:
                          QUANTITATIVE AND QUALITATIVE
                         DISCLOSURES ABOUT MARKET RISKS


MARKET RISK

The Partnership has limited exposure to technology risk, credit risk, interest rate risk, foreign currency risk, and commodity price risk. In the normal course of business, the Partnership employs various strategies and procedures to manage its exposure to changes in interest rates, fluctuations in the value of foreign currencies, and changes in commodity prices. The Partnership's exposure to any of these risks is not materially different than as disclosed in the Partnership's Annual Report on 10-K for the year ended June 30, 2000.

                CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY


PART II. OTHER INFORMATION


Item 6: Exhibits and Reports on Form 8-K


a)                Exhibits


                  An exhibit index is attached at the end of this report and is incorporated herein by reference.

b)                Reports on Form 8-K:

                  None

                CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

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


                  Cornerstone Propane Partners, L.P.
                                    (Registrant)

                  By:               Cornerstone Propane GP, Inc.
                                    as Managing General Partner

                  By:               /s/ Ronald J. Goedde
                                    ---------------------------------
                  Name:             Ronald J. Goedde
                  Title:            Executive Vice President
                                    and Chief Financial Officer

                  By:               /s/ Richard D. Nye
                                    ---------------------------------
                  Name:             Richard D. Nye
                  Title:            Vice President Finance
                                    & Administration

                  Date:             November 13, 2000

                                  EXHIBIT INDEX



Exhibits           Description
4.3                Warrant and Registration Rights Agreement between Cornerstone Propane Partners, L.P. and
                   Northwestern Corporation, dated June 30, 2000

4.4                Letter Agreement between the Registrant and Northwestern Corporation dated June 28,
                   2000, relating to compensation under Guaranty Agreement

27                 Financial Data Schedule