Form 10-Q
period 2000-12-31
CORNERSTONE PROPANE PARTNERS LP
filed 2001-02-13
CIK 1024338

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of February 13, 2001: 17,245,129 - Common Units

                       CORNERSTONE PROPANE PARTNERS, L.P.

                                TABLE OF CONTENTS

                                                                                                                  PAGE
                                                                                                                  ----
Part I. Financial Information

Item 1

Financial Statements

Cornerstone Propane Partners, L.P.

Consolidated Balance Sheets as of December 31, 2000 and 1999, and June 30, 2000                                    1

Consolidated Statements of Operations for the Three Months and Six Months ended December 31, 2000 and 1999         2

Consolidated Statements of Partners' Capital for the Six Months Ended December 31, 2000 and 1999                   3

Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2000 and 1999                          4

Notes to Consolidated Financial Statements                                                                         5

Item 2

Management's Discussion and Analysis of Financial Condition and Results of
Operations of Cornerstone Propane Partners, L.P.                                                                  11

Item 3

Quantitative and Qualitative Disclosures About Market Risks                                                       18

Part II. Other Information

Item 6

Exhibits and Reports on Form 8-K                                                                                  19

Signature                                                                                                         20

                CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                       ASSETS
                                                                             December 31,
                                                                  ----------------------------------      June 30,
                                                                       2000               1999              2000
                                                                  ----------------   ---------------   ---------------
 Current assets:
         Cash and cash equivalents                                       $ 40,823           $ 7,127           $ 7,737
         Trade receivables, net                                           431,164            80,106            54,434
         Inventories                                                       55,753            54,744            69,644
         Prepaid expenses                                                   2,860             1,680             2,783
         Other current assets                                               1,456             5,316             6,690
                                                                  ----------------   ---------------   ---------------
                Total current assets                                      532,056           148,973           141,288

 Property, plant, and equipment, net                                      336,460           351,384           346,690
 Goodwill, net                                                            322,259           321,452           324,640
 Other intangibles, net                                                    41,265            35,312            33,156
 Other assets                                                               6,028             4,693             5,436
                                                                  ----------------   ---------------   ---------------
                Total assets                                           $1,238,068         $ 861,814         $ 851,210
                                                                  ================   ===============   ===============

                                          LIABILITIES AND PARTNERS' CAPITAL

 Current liabilities:
         Current portion of long-term debt                             $    8,056         $  12,316         $   9,671
         Trade accounts payable                                           445,667            79,960            60,050
         Accrued expenses                                                  18,849            29,545            23,175
                                                                  ----------------   ---------------   ---------------
                Total current liabilities                                 472,572           121,821            92,896

 Long-term debt, less current portion                                     499,857           442,129           478,618
 Due to related party                                                       6,472               845             1,393
 Other noncurrent liabilities                                              10,054             6,266            10,193
                                                                  ----------------   ---------------   ---------------
                Total liabilities                                         988,955           571,061           583,100
                                                                  ----------------   ---------------   ---------------

 Partners' capital
         Common Unitholders                                               161,378           197,708           176,961
         Subordinated Unitholders                                          83,718            87,312            86,163
         General partners                                                   5,010             5,994             5,546
         Accumulated other comprehensive income                              (993)             (261)             (560)
                                                                  ----------------   ---------------   ---------------
                Total partners' capital                                   249,113           290,753           268,110
                                                                  ----------------   ---------------   ---------------

                Total liabilities and partners' capital                $1,238,068         $ 861,814         $ 851,210
                                                                  ================   ===============   ===============

   The accompanying notes are an integral part of these financial statements.

                CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)
                                   (Unaudited)

                                                  For the three months ended         For the six months ended
                                                         December 31,                      December 31,
                                                -------------------------------   -------------------------------
                                                     2000            1999             2000             1999
                                                ---------------  --------------   --------------  ---------------
 Revenues                                           $1,815,522       $ 929,309       $2,911,850       $1,485,836

 Cost of Sales                                       1,740,243         864,996        2,794,076        1,386,431
                                                ---------------  --------------   --------------  ---------------

         Gross profit                                   75,279          64,313          117,774           99,405
                                                ---------------  --------------   --------------  ---------------

 Expenses:
         Operating, general, and
         administrative                                 42,704          36,708           77,236           70,090
         Depreciation and amortization                  12,360           9,189           23,332           17,358
         Non-recurring charge                            1,200               -            5,580                -
                                                ---------------  --------------   --------------  ---------------
                                                        56,264          45,897          106,148           87,448
                                                ---------------  --------------   --------------  ---------------

         Operating income                               19,015          18,416           11,626           11,957
 Change in fair value of derivatives                     3,169               -            5,629                -
 Interest expense                                       10,235           9,709           20,184           18,069
                                                ---------------  --------------   --------------  ---------------

         Income (loss) before provision for
         income taxes                                   11,949           8,707           (2,929)          (6,112)

 Provision for income taxes                                550              48              597               96
                                                ---------------  --------------   --------------  ---------------

         Income (loss) before cumulative effect
            of adoption of accounting principle         11,399           8,659           (3,526)          (6,208)
 Cumulative effect of adoption of
         accounting principle                                -               -           (5,329)               -
                                                ---------------  --------------   --------------  ---------------
         Net income (loss)                            $ 11,399         $ 8,659         $ (8,855)        $ (6,208)
                                                ===============  ==============   ==============  ===============

         General partners' interest in
         net income (loss)                               $ 228         $   173         $   (177)        $   (124)
                                                ===============  ==============   ==============  ===============
         Limited partners' interest in
         net income (loss)                            $ 11,171         $ 8,486         $ (8,678)        $ (6,084)
                                                ===============  ==============   ==============  ===============

         Income (loss) per unit before
         cumulative effect of adoption of
         accounting principle                         $   0.48         $  0.36         $  (0.15)        $  (0.26)
                                                ===============  ==============   ==============  ===============
         Cumulative effect per unit of
         adoption of accounting principle             $      -         $     -         $  (0.22)        $      -
                                                ===============  ==============   ==============  ===============
         Net income (loss) per unit                   $   0.48         $  0.36         $  (0.37)        $  (0.26)
                                                ===============  ==============   ==============  ===============
 Weighted average number
         of units outstanding (thousands)               23,463          23,387           23,456           23,387
                                                ===============  ==============   ==============  ===============


   The accompanying notes are an integral part of these financial statements.

                CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                   Accumulated
                                     Thousands of Units                                               Other         Total
                                   -----------------------                              General   Comprehensive   Partners'
                                    Common    Subordinated     Common    Subordinated   Partners       Loss        Capital
---------------------------------------------------------------------------------------------------------------------------
 Balance at June 30, 2000             16,822        6,598     $176,961      $86,163      $ 5,546       $ (560)    $268,110

      Comprehensive net loss:
           Net loss                        -            -       (6,233)      (2,445)        (177)           -       (8,855)
           Other comprehensive loss        -            -            -            -            -         (433)        (433)

                                   ----------  -----------  -----------  -----------  -----------  -----------  -----------
           Net comprehensive loss          -            -       (6,233)      (2,445)        (177)        (433)      (9,288)

      Issuance of Common Units and
      General Partners' contribution      44            -          676            -           14            -          690

      Issuance of warrants
      in payment of fees                   -            -        8,186            -            -            -        8,186

      Quarterly distributions              -            -      (18,212)           -         (373)           -      (18,585)
                                   ----------  -----------  -----------  -----------  -----------  -----------  -----------

 Balance at December 31, 2000         16,866        6,598     $161,378      $83,718      $ 5,010       $ (993)    $249,113
                                   ==========  ===========  ===========  ===========  ===========  ===========  ===========

 Balance at June 30, 1999             16,789        6,598     $220,237      $89,029      $ 6,490       $ (229)    $315,527

      Comprehensive net loss:
           Net loss                        -            -       (4,367)      (1,717)        (124)           -       (6,208)
           Other comprehensive loss        -            -            -            -            -          (32)         (32)

                                   ----------  -----------  -----------  -----------  -----------  -----------  -----------
           Net comprehensive loss          -            -       (4,367)      (1,717)        (124)         (32)      (6,240)

      Financing costs                      -            -          (30)           -            -            -          (30)

      Quarterly distributions              -            -      (18,132)           -         (372)           -      (18,504)
                                   ----------  -----------  -----------  -----------  -----------  -----------  -----------

 Balance at December 31, 1999         16,789        6,598     $197,708      $87,312      $ 5,994       $ (261)    $290,753
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

                CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                       Six Months Ended
                                                                                         December 31,
                                                                               --------------------------------
                                                                                    2000             1999
                                                                               ---------------  ---------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                                      $ (8,855)        $ (6,208)
       Adjustments to reconcile net loss to net cash from
       operating activities:
            Depreciation and amortization                                              23,332           17,358
            Gain on sale of assets                                                       (525)            (389)
            Foreign currency translation                                                 (433)             (32)
            Cumulative effect of adoption of accounting principle                       5,329                -
            Change in fair value of derivatives                                        (5,629)               -
            Changes in assets and liabilities, net of effect of acquisitions:
                 Trade receivables-net                                               (376,730)         (51,007)
                 Inventories                                                           13,891           (9,870)
                 Prepaid expenses and other current assets                              5,157            3,202
                 Trade accounts payable and accrued expenses                          378,832           48,879
                                                                               ---------------  ---------------
                     Net cash from operating activities                                34,369            1,933
                                                                               ---------------  ---------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
       Expenditures for property, plant and equipment, net                             (5,872)         (11,101)
       Acquisitions, net of cash received                                                   -          (26,547)
       Proceeds from sale of assets                                                     4,401                -
       Other investments                                                                 (592)            (725)
                                                                               ---------------  ---------------
                     Net cash from investing activities                                (2,063)         (38,373)
                                                                               ---------------  ---------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
       Net change in Working Capital Facility                                          22,800           (8,900)
       Payments on purchase obligations                                                (2,625)            (433)
       Proceeds from Senior Note Offering                                                   -           60,000
       Payments for debt financing                                                     (1,339)          (1,690)
       Advances from related parties                                                      529            3,865
       Partnership distributions                                                      (18,585)         (18,504)
                                                                               ---------------  ---------------
                     Net cash from financing activities                                   780           34,338
                                                                               ---------------  ---------------

 NET CHANGE IN CASH AND CASH EQUIVALENTS                                               33,086           (2,102)

 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         7,737            9,229
                                                                               ---------------  ---------------

 CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $ 40,823         $  7,127
                                                                               ===============  ===============

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for interest                                                              $ 19,110         $ 18,704
                                                                               ===============  ===============

 NON-CASH INVESTING & FINANCING ACTIVITIES:
       Assets acquired in exchange for debt                                          $      -         $  4,934
                                                                               ===============  ===============
       Common Units issued in payment of debt                                        $    580         $      -
                                                                               ===============  ===============
       Warrants for Common Units issued in payment of fees                           $  8,186         $      -
                                                                               ===============  ===============
       Guarantee fees accrued                                                        $  4,550         $      -
                                                                               ===============  ===============

   The accompanying notes are an integral part of these financial statements.

                CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                    (Dollars in thousands, except unit data)
                                   (Unaudited)

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

The accompanying interim consolidated financial statements of the Partnership are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been reflected in the interim periods presented. Such adjustments consisted only of normal recurring items. The Partnership's business is seasonal and, accordingly, interim results are not indicative of results for a full year. The significant accounting policies and certain financial information, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, but which are not required for interim reporting purposes, have been condensed or omitted. The accompanying consolidated financial statements of the Partnership should be read in conjunction with the consolidated financial statements and related notes included in the Partnership's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

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

On January 25, 2001, the MQD for the three month period from October 1, 2000 to December 31, 2000 was declared in the amount of $9.4 million, representing in the aggregate, distributions to the Common Unitholders and General Partners at $.54 per common unit. This distribution will be paid on February 15, 2001. No distributions have been declared or paid on the Subordinated Units since October 1, 1997.

3.       NET INCOME PER UNIT

Net income per unit is computed by dividing net income, after considering the General Partners' 2% interest, by the weighted average number of Common and Subordinated Units outstanding during the period.

   The accompanying notes are an integral part of these financial statements.

                CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                    (Dollars in thousands, except unit data)
                                   (Unaudited)

4.       DERIVATIVES AND HEDGING

The Partnership utilizes commodity futures contracts and other financial derivatives to reduce its exposure to unfavorable changes in commodity prices. On July 1, 2000, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. Companies must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Partnership has elected not to adopt the detailed hedging match requirements of FAS 133 and not to treat any of its forward purchase, commodity hedge or inventory positions as hedges under this pronouncement. As a result, any increases or decreases in the fair value of inventory and contract values, compared to quarter end market prices, are reported as gains or losses in the Partnership's financial statements. The Partnership will continue to review the hedging decision in light of the activities of its competitors and any future guidance issued by the Financial Accounting Standards Board.

At July 1, 2000, recognition of the Partnership's derivatives resulted in a loss of $5.3 million, which has been recognized in the accompanying financial statements as the cumulative effect of adopting SFAS No.133.

The fair value of the Partnership's liability for derivatives and related inventory had decreased by $5.6 million for the six months ended December 31, 2000, which is reported as a gain in the consolidated financial statements under the caption "Change in fair value of derivatives".

5.       SEGMENT AND RELATED INFORMATION

For the purpose of providing segment information, the Partnership's two principal business segments are its retail and Coast Energy Group ("CEG") operations. The retail segment includes propane sales, principally to residential customers and end-users; repair and maintenance of propane heating systems and appliances; and the sale of propane-related supplies, appliances, and other equipment. These transactions are accounted for as one business segment internally and share the same customer base. CEG provides supply, marketing, and distribution services to other resellers and end-users. Principal products are propane, other natural gas liquids, crude oil, and natural gas. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the annual report on Form 10-K. Intra-company transactions between segments are recorded approximately at market value at the transaction date.

   The accompanying notes are an integral part of these financial statements.

                CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                    (Dollars in thousands, except unit data)
                                   (Unaudited)

The segments are evaluated internally using earnings before interest, taxes, depreciation, and amortization ("EBITDA"). Depreciation, amortization, interest, mark to market adjustments and some operating, general, and administrative expenses are not specifically tracked by business segment, and are therefore included in the "Other" category in the following tables:

                                         Three Months Ended December 31, 2000
-----------------------------------------------------------------------------------------------------------------------
                                                Retail                CEG               Other               Total
                                           -----------------   -----------------  -----------------   -----------------
 Revenues                                         $ 137,661         $ 1,677,861          $       -         $ 1,815,522

 Cost of sales                                       76,328           1,663,915                  -           1,740,243
                                           -----------------   -----------------  -----------------   -----------------

       Gross profit                                  61,333              13,946                  -              75,279

 Operating, general, and
 administrative expenses                             28,230              10,816              3,658              42,704
 Non-recurring charges                                    -               1,200                  -               1,200
                                           -----------------   -----------------  -----------------   -----------------

       EBITDA                                        33,103               1,930             (3,658)             31,375

 Non-allocated expenses                                   -                   -             19,976              19,976
                                           -----------------   -----------------  -----------------   -----------------

       Net income (loss)                           $ 33,103         $     1,930          $ (23,634)        $    11,399
                                           =================   =================  =================   =================

                                         Three Months Ended December 31, 1999
-----------------------------------------------------------------------------------------------------------------------
                                                Retail                CEG               Other               Total
                                           -----------------   -----------------  -----------------   -----------------
 Revenues                                          $ 98,291           $ 831,018          $       -           $ 929,309

 Cost of sales                                       45,676             819,320                  -             864,996
                                           -----------------   -----------------  -----------------   -----------------

       Gross profit                                  52,615              11,698                  -              64,313

 Operating, general, and
 administrative expenses                             26,311               7,482              2,915              36,708
                                           -----------------   -----------------  -----------------   -----------------

       EBITDA                                        26,304               4,216             (2,915)             27,605

 Non-allocated expenses                                   -                   -             18,946              18,946
                                           -----------------   -----------------  -----------------   -----------------

       Net income (loss)                           $ 26,304           $   4,216          $ (21,861)          $   8,659
                                           =================   =================  =================   =================

   The accompanying notes are an integral part of these financial statements.

                CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                    (Dollars in thousands, except unit data)
                                   (Unaudited)

                                          Six Months Ended December 31, 2000
-----------------------------------------------------------------------------------------------------------------------
                                                Retail                CEG               Other               Total
                                           -----------------   -----------------  -----------------   -----------------
 Revenues                                         $ 202,366         $ 2,709,484          $       -         $ 2,911,850

 Cost of sales                                      111,596           2,682,480                  -           2,794,076
                                           -----------------   -----------------  -----------------   -----------------

       Gross profit                                  90,770              27,004                  -             117,774

 Operating, general, and
 administrative expenses                             52,278              18,577              6,381              77,236
 Non-recurring charges                                    -               5,580                  -               5,580
                                           -----------------   -----------------  -----------------   -----------------

       EBITDA                                        38,492               2,847             (6,381)             34,958

 Non-allocated expenses                                   -                   -             43,813              43,813
                                           -----------------   -----------------  -----------------   -----------------

       Net income (loss)                          $  38,492          $    2,847          $ (50,194)        $    (8,855)
                                           =================   =================  =================   =================

                                          Six Months Ended December 31, 1999
-----------------------------------------------------------------------------------------------------------------------
                                                Retail                CEG               Other               Total
                                           -----------------   -----------------  -----------------   -----------------
 Revenues                                         $ 151,310         $ 1,334,526          $       -         $ 1,485,836

 Cost of sales                                       70,712           1,315,719                  -           1,386,431
                                           -----------------   -----------------  -----------------   -----------------

       Gross profit                                  80,598              18,807                  -              99,405

 Operating, general, and
 administrative expenses                             50,739              13,238              6,113              70,090
                                           -----------------   -----------------  -----------------   -----------------

       EBITDA                                        29,859               5,569             (6,113)             29,315

 Non-allocated expenses                                   -                   -             35,523              35,523
                                           -----------------   -----------------  -----------------   -----------------

       Net income (loss)                          $  29,859         $     5,569          $ (41,636)        $    (6,208)
                                           =================   =================  =================   =================

   The accompanying notes are an integral part of these financial statements.

                CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                    (Dollars in thousands, except unit data)
                                   (Unaudited)

5.  SEGMENT AND RELATED INFORMATION (CONT.)

                                          As of December 31, 2000
-----------------------------------------------------------------------------------------------------------
                                          Retail             CEG              Other             Total
                                     ----------------  ----------------  ----------------  ----------------
 Identifiable assets                       $ 347,977         $ 441,107         $  34,293       $   823,377(a)
 General corporate assets                          -                 -           414,691           414,691
                                     ----------------  ----------------  ----------------  ----------------
       Total assets                        $ 347,977         $ 441,107         $ 448,984       $ 1,238,068
                                     ================  ================  ================  ================

                                          As of December 31, 1999
-----------------------------------------------------------------------------------------------------------
                                          Retail             CEG              Other             Total
                                     ----------------  ----------------  ----------------  ----------------
 Identifiable assets                       $ 325,658          $ 89,197         $  71,379         $ 486,234(a)
 General corporate assets                          -                 -           375,580           375,580
                                     ----------------  ----------------  ----------------  ----------------
       Total assets                        $ 325,658          $ 89,197         $ 446,959         $ 861,814
                                     ================  ================  ================  ================

       (a) - identifiable assets for the retail and CEG segments include accounts receivable, inventories, and property, plant and equipment, net of accumulated depreciation


EBITDA consists of net income before interest, income taxes, depreciation and amortization. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow, and it is not a measure of performance or financial condition under accounting principles generally accepted in the United States, but it provides additional information for evaluating the Partnership's ability to distribute the Minimum Quarterly Distribution and to service and incur indebtedness. Cash flows in accordance with accounting principles generally accepted in the United States consist of cash flows from operating, investing and financing activities; cash flows from operating activities reflect net income (including charges for interest and income taxes, which are not reflected in EBITDA), adjusted for noncash charges or income (which are reflected in EBITDA) and changes in operating assets and liabilities (which are not reflected in EBITDA). Further, cash flows from investing and financing activities are not included in EBITDA.

6. ACCOUNTING ESTIMATES AND CHANGES

The Partnership's accounting policy with respect to certain natural gas and crude oil activities had been to record such activities on a one month lag basis as sufficient information was not available to recognize current month activity. In connection with the implementation of improved information systems and because of the increasing dollar value of these activities, the Partnership began to recognize such activities in the month in which they occurred, beginning with the quarter ended December 31, 2000. Additional amounts included in the financial statements for the periods ended December 31, 2000 related to this revision were revenues of $321.1 million, gross margin of $0.9 million, mark to market adjustments of $0.8 million, accounts receivable of $321.1 million and accounts payable of $319.3 million.

The Partnership will be required to follow the guidance in Staff Accounting Bulletin 101 ("SAB 101") issued by the SEC with respect to revenue recognition in the quarter beginning April 1,

   The accompanying notes are an integral part of these financial statements.

                CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                    (Dollars in thousands, except unit data)
                                   (Unaudited)

2001. The Partnership does not believe that any revisions to its revenue recognition policies, as a result of SAB 101, will be significant.

7. EVENT SUBSEQUENT TO DECEMBER 31, 2000

In February 2001, the Partnership consummated the sale of its Canadian crude oil activities. The terms of this agreement transfer certain assets and contracts of CEG's Canadian business operations to the buyer effective December 1, 2000. The activities included under this transaction were not material to the December 31, 2000 financial statements. The transaction will be reported in the Partnership's third fiscal quarter.

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

GENERAL

The Partnership is a Delaware limited partnership initially formed to own and operate the propane business and assets of SYN Inc., Empire Energy Corporation and CGI Holdings, Inc. The Partnership's management believes that it is the fifth largest retail marketer of propane in the United States, serving more than 480,000 residential, commercial, industrial and agricultural customers from approximately 270 customer service centers in 34 states. The Partnership's two principal business segments are its retail and Coast Energy Group ("CEG") operations. The retail segment includes propane sales, principally to end-users; repair and maintenance of propane heating systems and appliances; and the sale of propane-related supplies, appliances and other equipment. CEG provides supply, marketing, and distribution services to other resellers and end-users. Principal products are propane, other natural gas liquids, crude oil, and natural gas.

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

                CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

                                     ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ANALYSIS OF HISTORICAL RESULTS OF OPERATIONS - THREE MONTH PERIOD ENDED DECEMBER 31

The following discussion compares the results of operations and other data of the Partnership for the three-month period ended December 31, 2000, to the three-month period ended December 31, 1999.

VOLUME. During the three months ended December 31, 2000, the Partnership sold
92.1 million retail propane gallons, an increase of 5.6 million gallons or 6.5% from the 86.5 million retail propane gallons sold during the three months ended December 31, 1999. Retail sales volumes were positively impacted for the quarter ended December 31, 2000 by weather patterns and temperatures that were significantly colder than normal for the for the second half of November and the entire month of December in comparison to last year.

REVENUES. Revenues increased by $886.2 million or 95.4% to $1,815.5 million for the three months ended December 31, 2000, as compared to $929.3 million for the three months ended December 31, 1999. This increase was primarily attributable to an increase in CEG revenues of $846.9 million or 101.9% to $1,677.9 million for the three months ended December 31, 2000, as compared to $831.0 million for the three months ended December 31, 1999. This increase was due primarily to CEG base business growth, acquisitions, higher product prices, and the change in reporting certain CEG activities as discussed in Note 6. The revenues for the retail business increased by $39.4 million or 40.1% to $137.7 million for the three months ended December 31, 2000, as compared to $98.3 million for the three months ended December 31, 1999. This reflects primarily the volume sales impact of colder weather across much of the United States, combined with an increase in propane selling prices in response to product cost increases noted below.

COST OF PRODUCT SOLD. Cost of product sold increased by $875.2 million or 101.2% to $1,740.2 million for the three months ended December 31, 2000, as compared to $865.0 million for the three months ended December 31, 1999. The increase in cost of product sold was primarily due to the increased CEG sales described above, combined with higher propane, crude oil and natural gas product commodity prices. As a percentage of revenues, cost of product sold increased to 95.9% for the three months ended December 31, 2000, as compared to 93.1% for the three months ended December 31, 1999, due primarily to the increase in CEG's activities.

GROSS PROFIT. Gross profit increased $11.0 million or 17.1% to $75.3 million for the three months ended December 31, 2000, compared to $64.3 million for the three months ended December 31, 1999. Gross profit for the retail operations increased $8.8 million or 16.7% to $61.4 million for the three months ended December 31, 2000, compared to $52.6 million for the three months ended December 31, 1999. Retail gross margin per gallon for the three months ended December 31, 2000 was 9.6% better than last year. This was attributable to maintaining propane margins in light of higher propane costs, the benefit of inventory gains on pre-heating season product purchases, and increased revenues from additional services. CEG's gross profit increased $2.3 million or 19.7% to $14.0 million for the three months ended December 31, 2000, compared to $11.7 million for the three months ended December 31, 1999 due to acquisitions, base business growth, and the change in reporting certain CEG activities as discussed in Note 6, partially offset by losses incurred in natural gas activities. As a percentage of revenues, gross profit decreased to 4.1% for the three months ended December 31, 2000, as compared to 6.9% for the three months ended December 31, 1999. This is due to a higher mix of CEG sales, which have lower gross

   The accompanying notes are an integral part of these financial statements.

                CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

                                     ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

margins as a percent of sales. Gross profit increase from businesses acquired in the CEG division was $1.1 million for the three months ended December 31, 2000.

CASH OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES. Cash operating, general and administrative expenses increased by $6.0 million or 16.3% to $42.7 million for the three months ended December 31, 2000, as compared to $36.7 million for the three months ended December 31, 1999. CEG's operating expenses increased $3.3 million primarily due to acquisitions. Operating expenses for the retail segment increased $1.9 million or 7.2% due to higher vehicle operating costs as a result of the higher propane costs mentioned above, and increased employee benefit costs as a result of group medical insurance cost increases, offset by expense reduction initiatives. As a percentage of revenues, operating, general and administrative expenses decreased to 2.4% for the three months ended December 31, 2000, as compared to 4.0% for the three months ended December 31, 1999, due primarily to an increase in CEG revenues.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $3.2 million or 34.8% to $12.4 million for the three months ended December 31, 2000, as compared to $9.2 million for the three months ended December 31, 1999. This increase was primarily due to the additional amortization and depreciation expense associated with businesses acquired in prior periods and the amortization of debt restructuring costs.

NON-RECURRING CHARGES. During the second quarter, the Partnership incurred losses related to natural gas financial positions. The trading of financial contracts for natural gas was a new business activity initiated in late calendar 1999. As previously disclosed in the fiscal 2000 annual report and Form 10-K, Cornerstone discontinued this business activity and function within its Coast Energy Group division in the fourth quarter of fiscal 2000. Cornerstone incurred losses in conjunction with this business activity when natural gas prices escalated dramatically in late fiscal 2000. In June of 2000 the Partnership discontinued these activities. The associated financial contract losses were reported in the fourth quarter of fiscal 2000 and the in first and second quarters of fiscal 2001 as the related positions were closed. Losses from this Coast Energy Group business have been classified as non-recurring since these financial derivative trading activities initiated in fiscal 2000 have been discontinued.

INTEREST EXPENSE. Interest expense increased by $0.5 million or 5.2% to $10.2 million for the three months ended December 31, 2000, as compared to $9.7 million for the three months ended December 31, 1999. The increase was due principally to borrowings related to acquisitions and to a lesser extent, higher working capital borrowings as a result of higher commodity prices and Federal Reserve driven interest rate increases on working capital advances.

   The accompanying notes are an integral part of these financial statements.

                CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

                                     ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANALYSIS OF HISTORICAL RESULTS OF OPERATIONS - SIX MONTH PERIOD ENDED
DECEMBER 31

The following discussion compares the results of operations and other data of the Partnership for the six-month period ended December 31, 2000, to the six-month period ended December 31, 1999.

VOLUME. During the six months ended December 31, 2000, the Partnership sold
138.1 million retail propane gallons, an increase of 5.2 million gallons or 3.9% from the 132.9 million retail propane gallons sold during the six months ended December 31, 1999. Retail sales volumes were positively impacted for the six months ended December 31, 2000 by weather patterns and temperatures that were significantly colder than normal and colder than prior year for the second half of November and the entire month of December.

REVENUES. Revenues increased by $1,426.1 million or 96.0% to $2,911.9 million for the six months ended December 31, 2000, as compared to $1,485.8 million for the six months ended December 31, 1999. This increase was primarily attributable to an increase in CEG revenues of $1,375.0 million or 103.0% to $2,709.5 million for the six months ended December 31, 2000, as compared to $1,334.5 million for the six months ended December 31, 1999. CEG's increase was due primarily to base business growth, acquisitions, higher product costs, and the change in reporting certain CEG activities as discussed in Note 6, as well as some impact of the colder weather conditions. The revenues for the retail business increased by $51.1 million or 33.8% to $202.4 million for the six months ended December 31, 2000, as compared to $151.3 million for the six months ended December 31, 1999. This reflects primarily the effect of the colder weather and the increases in propane selling prices in response to product cost increases noted below, combined with increased revenue from and non-weather sensitive sales.

COST OF PRODUCT SOLD. Cost of product sold increased by $1,407.7 million or 101.5% to $2,794.1 million for the six months ended December 31, 2000, as compared to $1,386.4 million for the six months ended December 31, 1999. The increase in cost of product sold was primarily due to the increased CEG sales described above, combined with higher propane costs per gallon. As a percentage of revenues, cost of product sold increased to 96.0% for the six months ended December 31, 2000, as compared to 93.3% for the six months ended December 31, 1999, due primarily to the increase in CEG's activities.

GROSS PROFIT. Gross profit increased $18.4 million or 18.5% to $117.8 million for the six months ended December 31, 2000, compared to $99.4 million for the six months ended December 31, 1999. Gross profit on retail propane increased $10.2 million or 12.7% to $90.8 million for the six months ended December 31, 2000, compared to $80.6 million for the six months ended December 31, 1999. Retail gross margin per gallon for the six months ended December 31, 2000 was 8.4% better than last year. This was attributable to maintaining propane margins in the face of rising propane product costs, the benefit of inventory gains on pre-heating season product purchases, and increased revenues from additional services. CEG's gross profit increased $10.2 million or 43.6% to $27.0 million for the six months ended December 31, 2000, compared to $18.8 million for the six months ended December 31, 1999 due to acquisitions, base business growth and the change in reporting certain CEG activities as discussed in Note 6, partially offset by losses incurred in natural gas activities. As a percentage of revenues, gross profit decreased to 4.0% for the six months ended December 31, 2000, as compared to 6.7% for the six months ended December 31, 1999. This is due to a higher mix of CEG sales, which have lower gross

   The accompanying notes are an integral part of these financial statements.

                CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

                                     ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


margins as a percent of sales. Gross profit increases from businesses acquired in the CEG division was $3.4 million for the six months ended December 31, 2000.

CASH OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES. Cash operating, general and administrative expenses increased by $7.1 million or 10.1% to $77.2 million for the six months ended December 31, 2000, as compared to $70.1 million for the six months ended December 31, 1999. CEG's operating expenses increased $5.4 million due to acquisitions and base business growth. Cash operating expenses in the retail and administrative areas increased by $1.7 million due to acquisitions, higher vehicle operating costs as a result of higher propane costs, and increased insurance and employee benefit costs, offset by cost reduction initiatives. As a percentage of revenues, operating, general and administrative expenses decreased to 2.7% for the six months ended December 31, 2000, as compared to 4.7% for the six months ended December 31, 1999, due primarily to an increase in CEG revenues.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $5.9 million or 33.9% to $23.3 million for the six months ended December 31, 2000, as compared to $17.4 million for the six months ended December 31, 1999. This increase was primarily due to the additional amortization and depreciation expense associated with businesses acquired in prior periods and the amortization of debt restructuring costs.

NON-RECURRING CHARGES. During the first six months of fiscal 2001, the Partnership incurred losses related to natural gas financial positions. The trading of financial contracts for natural gas was a new business activity initiated in late calendar 1999. As previously disclosed in the fiscal 2000 annual report and Form 10-K, Cornerstone discontinued this business activity and function within its Coast Energy Group division in the fourth quarter of fiscal 2000. Cornerstone incurred losses in conjunction with this business activity when natural gas prices escalated dramatically in late fiscal 2000. In June of 2000 the Partnership discontinued these financial derivative activities. The associated financial contract losses were reported in the fourth quarter of fiscal 2000 and in the first and second quarters of fiscal 2001 as the related positions were closed. Losses from this Coast Energy Group business have been classified as non-recurring since these financial derivative trading activities initiated in fiscal 2000 have been discontinued.

INTEREST EXPENSE. Interest expense increased by $2.1 million or 11.6% to $20.2 million for the six months ended December 31, 2000, as compared to $18.1 million for the six months ended December 31, 1999. The increase was due principally to borrowings related to acquisitions and to a lesser extent, higher working capital borrowings as a result of higher product costs and higher Federal Reserve driven interest rates on floating rate working capital loans.

   The accompanying notes are an integral part of these financial statements.

                CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

                                     ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. Cash provided by operating activities during the six month period ended December 31, 2000 was $34.4 million. Cash flow from operations included a net loss of $8.9 million and non-cash charges of $22.1 million for the period, comprised of depreciation and amortization expense, the gain on sale of assets and the net gain in the fair value of derivatives. The impact of working capital changes increased cash flow by approximately $21.2 million. Accounts receivable and accounts payable increased by $321.1 million and $319.3 million, respectively, due to the change in reporting certain CEG activities as discussed in Note 6.

INVESTING ACTIVITIES. Cash used by investment activities for the six month period ended December 31, 2000 totaled $2.1 million, which was principally related to the purchases of property, plant and equipment, partially offset by the sales of several Partnership retail service centers and the sales of surplus property and equipment. The sale of selected retail service centers reflects the Partnership's continuing focus on the rationalization of under-performing operations.

FINANCING ACTIVITIES. Cash provided by financing activities was $0.8 million for the six months ended December 31, 2000, which reflects an increase of $22.8 million in the partnership's working capital facility and net payments on long-term debt and cash financing costs of $3.9 million. Cash distributions paid to Unitholders for the period totaled $18.6 million and advances from related parties totaled $0.5 million.

FINANCING AND SOURCES OF LIQUIDITY

The Partnership's obligations under its Senior Note Agreements and Bank Credit Agreement are secured by a security interest in the Operating Partnership's inventory, accounts receivable and certain customer storage tanks. The Senior Note and Bank Credit Agreements contain various terms and covenants including financial ratio covenants with respect to debt and interest coverage and limitations, among others, on the ability of the Partnership and its subsidiaries to incur additional indebtedness, create liens, make investments and loans, and enter into mergers, consolidations or sales of all or substantially all assets. These ratios for the Senior Notes are incurrence tests to be met in order for the Partnership to incur additional ratable secured debt. In addition, other financial ratios must be met for the Partnership to pay the Minimum Quarterly Distribution ("MQD") without approval of the Senior Note holders. At December 31, 2000, certain of the Partnership's financial ratios were outside of the incurrence test thresholds; therefore the Partnership is currently precluded from borrowing additional parity senior secured debt for acquisitions until these financial ratios are back within the thresholds stated in the agreements. The Partnership does not anticipate consummating any significant acquisitions until after the upcoming heating season to better assess national heating degree day patterns and their potential impact on retail sales volumes and acquisition expectations. The Partnership's financial ratios meet all requirements with respect to its ability to make its MQD payments.

As noted in previous filings, the Partnership amended its bank Refunding Credit Agreement dated November 20, 1998 (the "Credit Agreement") effective June 30, 2000. This amendment provides relaxed financial covenants and additional working capital flexibility, necessitated by the higher product costs and related working capital demands. The terms of the amendment included a guarantee by Northwestern Corporation ("Northwestern"). Northwestern is the General Partner's parent company, and owner of the subordinated units of the Partnership (comprising

   The accompanying notes are an integral part of these financial statements.

                CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

                                     ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


approximately 28% of the total equity of the Partnership). In
November 2000, the guaranty amount was increased from $46.7 million to $70.0 million. The guaranty fee payable to Northwestern includes a $4.6 million future cash payment and the issuance of approximately 569,000 warrants for the purchase of common units of the Partnership. In the event the guaranty is exercised, additional fees may be assessed. The warrants are exercisable at any time by Northwestern at $.10 per unit for each common unit. Once exercised, these units will have the same rights and privileges afforded the common units.

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

                CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

                                     ITEM 3:
                          QUANTITATIVE AND QUALITATIVE
                         DISCLOSURES ABOUT MARKET RISKS

MARKET RISK

The Partnership has limited exposure to technology risk, interest rate risk and, foreign currency risk. The Partnership has greater exposure in credit risk and commodity price risk. In the normal course of business, the Partnership employs various strategies and procedures to manage its exposure to changes in interest rates, fluctuations in the value of foreign currencies, and changes in commodity prices. The Partnership's exposure to any of these risks is not materially different than as disclosed in the Partnership's Annual Report on 10-K for the year ended June 30, 2000.


   The accompanying notes are an integral part of these financial statements.

PART II. OTHER INFORMATION


Item 6: Exhibits and Reports on Form 8-K


a)                Exhibits

                  None

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


                  Cornerstone Propane Partners, L.P.
                                    (Registrant)

                  By:               Cornerstone Propane GP, Inc.
                                    as Managing General Partner

                  By:               /s/ RONALD J. GOEDDE
                                    -----------------------------------
                  Name:             Ronald J. Goedde
                  Title:            Executive Vice President
                                    and Chief Financial Officer

                  By:               /s/ RICHARD D. NYE
                                    -----------------------------------
                  Name:             Richard D. Nye
                  Title:            Vice President Finance
                                    & Administration

                  Date:             February 13, 2001