Form 10-Q
period 2001-03-31
CORNERSTONE PROPANE PARTNERS LP
filed 2001-05-14
CIK 1024338

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-2499

CORNERSTONE PROPANE PARTNERS, L.P.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0439862 (I.R.S. Employer Identification Number)
432 Westridge Drive, Watsonville, California (Address of principal executive offices)	95076 (Zip Code)

Registrant's telephone number, including area code: (831) 724-1921

NONE
(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 14, 2001: 17,260,435—Common Units

CORNERSTONE PROPANE PARTNERS, L.P.

TABLE OF CONTENTS

PAGE
Part I. Financial Information
Item 1
Financial Statements
Cornerstone Propane Partners, L.P.
Consolidated Balance Sheets as of March 31, 2001 and 2000, and June 30, 2000	1
Consolidated Statements of Operations for the Three Months and Nine Months ended March 31, 2001 and 2000	2
Consolidated Statements of Partners' Capital for the Nine Months Ended March 31, 2001 and 2000	3
Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2001 and 2000	4
Notes to Consolidated Financial Statements	5
Item 2
Management's Discussion and Analysis of Financial Condition and Results of Operations of Cornerstone Propane Partners, L.P.	10
Item 3
Quantitative and Qualitative Disclosures About Market Risks	15
Part II. Other Information
Item 6
Exhibits and Reports on Form 8-K	15
Signature	16

ii

CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	March 31,
			June 30, 2000
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$24,895	$14,267	$7,737
Trade receivables, net	254,724	62,107	54,434
Inventories	37,894	58,862	69,644
Prepaid expenses	1,590	2,167	2,783
Other current assets	1,973	5,172	6,690
Due from related party	9,730	—	—

Total current assets	330,806	142,575	141,288
Property, plant, and equipment, net	332,957	348,676	346,690
Goodwill, net	317,111	322,580	324,640
Other intangibles, net	36,894	34,465	33,156
Other assets	8,303	5,023	5,436

Total assets	$1,026,071	$853,319	$851,210

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Current portion of long-term debt	$7,053	$10,312	$9,671
Trade accounts payable	232,781	62,557	60,050
Accrued expenses	20,735	27,833	23,175

Total current liabilities	260,569	100,702	92,896
Long-term debt, less current portion	497,914	443,153	478,618
Due to related party	—	1,347	1,393
Other noncurrent liabilities	9,340	5,942	10,193

Total liabilities	767,823	551,144	583,100

Partners' capital
Common Unitholders	165,605	203,403	176,961
Subordinated Unitholders	88,775	92,990	86,163
General partners	5,299	6,226	5,546
Accumulated other comprehensive income	(1,431)	(444)	(560)

Total partners' capital	258,248	302,175	268,110

Total liabilities and partners' capital	$1,026,071	$853,319	$851,210

The accompanying notes are an integral part of these financial statements.

CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)
(Unaudited)

	For the three months ended March 31,		For the nine months ended March 31,
	2001	2000	2001	2000
Revenues	$864,544	$1,109,585	$3,776,394	$2,595,421
Cost of sales	781,888	1,030,613	3,575,964	2,417,044

Gross profit	82,656	78,972	200,430	178,377

Expenses:
Operating, general, and administrative	40,851	39,190	118,087	109,280
Depreciation and amortization	12,318	9,767	35,650	27,125
Non-recurring charge	—	—	5,580	—

	53,169	48,957	159,317	136,405

Operating income	29,487	30,015	41,113	41,972
Increase in fair value of derivatives	101	—	5,730	—
Interest expense	10,464	9,435	30,648	27,504

Income before provision for income taxes	19,124	20,580	16,195	14,468
Provision for income taxes	472	48	1,069	144

Income before cumulative effect of adoption of accounting principle	18,652	20,532	15,126	14,324
Cumulative effect of adoption of accounting principle	—	—	(5,329)	—

Net income	$18,652	$20,532	$9,797	$14,324

General partners' interest in net income	$373	$411	$196	$286

Limited partners' interest in net income	$18,279	$20,121	$9,601	$14,038

Income per unit before cumulative effect of adoption of accounting principle	$0.77	$0.86	$0.63	$0.60
Cumulative effect per unit of adoption of accounting principle	—	—	$(0.22)	—

Net income per unit	$0.77	$0.86	$0.41	$0.60

Weighted average number of units outstanding (thousands)	23,773	23,417	23,560	23,397

The accompanying notes are an integral part of these financial statements.

CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
(Dollars in thousands)
(Unaudited)

	Thousands of Units
					General Partners	Accumulated Other Comprehensive Loss	Total Partners' Capital
	Common	Subordinated	Common	Subordinated
Balance at June 30, 2000	16,822	6,598	$176,961	$86,163	$5,546	$(560)	$268,110
Comprehensive net income:
Net income	—	—	6,989	2,612	196	—	9,797
Other comprehensive loss	—	—	—	—	—	(871)	(871)

Net comprehensive income	—	—	6,989	2,612	196	(871)	8,926
Issuance of Common Units and General Partners' contribution	59	—	955	—	9	—	964
Issuance of warrants and conversion into common units	379	—	5,511	—	113	—	5,624
Issuance of warrants in payment of fees	—	—	2,713	—	—	—	2,713
Quarterly distributions	—	—	(27,524)	—	(565)	—	(28,089)

Balance at March 31, 2001	17,260	6,598	$165,605	$88,775	$5,299	$(1,431)	$258,248

Balance at June 30, 1999	16,789	6,598	$220,237	$89,029	$6,490	$(229)	$315,527
Comprehensive net income:
Net income	—	—	10,077	3,961	286	—	14,324
Other comprehensive loss	—	—	—	—	—	(215)	(215)

Net comprehensive income	—	—	10,077	3,961	286	(215)	14,109
Financing costs	—	—	(40)	—	—	—	(40)
Issuance of Common Units and General Partners' contribution			345		7		352
Quarterly distributions	—	—	(27,216)	—	(557)	—	(27,773)

Balance at March 31, 2000	16,789	6,598	$203,403	$92,990	$6,226	$(444)	$302,175

The accompanying notes are an integral part of these financial statements.

CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended March 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,797	$14,324
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	35,650	27,125
Gain on sale of assets	(510)	(438)
Foreign currency translation	(871)	—
Cumulative effect of adoption of accounting principle	5,329	—
Increase in fair value of derivatives	(5,730)	—
Changes in assets and liabilities, net of effect of acquisitions:
Trade receivables, net	(200,290)	(32,690)
Inventories	31,750	(13,827)
Prepaid expenses and other current assets	5,910	2,859
Trade accounts payable and accrued expenses	167,933	30,073

Net cash from operating activities	48,968	27,426

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment, net	(9,733)	(14,025)
Acquisitions, net of cash received	—	(30,227)
Proceeds from sale of assets	9,157	—
Other investments	(3,073)	(1,270)

Net cash from investing activities	(3,649)	(45,522)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in Working Capital Facility	22,800	(8,100)
Payments on purchase obligations	(5,863)	(3,660)
Proceeds from Senior Note Offering	—	60,000
Issuance of common units	3	—
Payments for debt financing	(1,339)	(1,700)
Advances (to) from related parties	(15,673)	4,367
Partnership distributions	(28,089)	(27,773)

Net cash from financing activities	(28,161)	23,134

NET CHANGE IN CASH AND CASH EQUIVALENTS	17,158	5,038
CASH AND CASH EQUIVALENTS, beginning of period	7,737	9,229

CASH AND CASH EQUIVALENTS, end of period	$24,895	$14,267

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$28,332	$24,591

NON-CASH INVESTING & FINANCING ACTIVITIES:
Assets acquired in exchange for debt	$—	$6,057

Common Units issued in payment of debt	$580	$—

Warrants for Common Units issued in payment of fees	$8,186	$—

Guarantee fees accrued	$4,550	$—

The accompanying notes are an integral part of these financial statements.

CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(Dollars in thousands, except unit data)
(Unaudited)

1.  BASIS OF PRESENTATION

    These consolidated financial statements include the accounts of Cornerstone Propane Partners, L.P. ("Cornerstone Partners") and its subsidiary, Cornerstone Propane, L.P. (the "Operating Partnership"), and the Operating Partnership's corporate subsidiaries collectively referred to as the "Partnership". All material intercompany balances and transactions have been eliminated. Certain 2000 amounts in the accompanying consolidated financial statements have been reclassified to conform to the 2001 presentation. These reclassifications had no effect on net income or Partners' capital as previously reported.

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

    On April 26, 2001, the MQD for the three month period from January 1, 2001 to March 31, 2001 was declared in the amount of $9.5 million, representing in the aggregate, distributions to the Common Unitholders and General Partners at $.54 per common unit. This distribution will be paid on May 15, 2001. No distributions have been declared or paid on the Subordinated Units since October 1, 1997.

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

    At July 1, 2000, recognition of the Partnership's derivatives resulted in a reported loss of $5.3 million, which has been recognized in the accompanying financial statements as the cumulative effect of adopting SFAS No.133.

    The fair value of the Partnership's derivatives has changed from a liability of $5.3 million at July 1, 2000 to an asset of $0.4 million at March 31, 2001. The change of $5.7 million for the nine months ended March 31, 2001, is reported as a gain in the consolidated financial statements under the caption "Change in fair value of derivatives".

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

    The segments are evaluated internally using EBITDA as defined below. Depreciation, amortization, interest, mark to market adjustments and some operating, general, and administrative expenses are not specifically tracked by business segment, and are therefore included in the "Other" category in the following tables:

	Three Months Ended March 31, 2001
	Retail	CEG	Other	Total
Revenues	$171,714	$692,830	$—	$864,544
Cost of sales	96,784	685,104	—	781,888

Gross profit	74,930	7,726	—	82,656
Operating, general, and administrative expenses	31,628	6,406	2,817	40,851

EBITDA	43,302	1,320	(2,817)	41,805
Non-allocated expenses	—	—	23,153	23,153

Net income (loss)	$43,302	$1,320	$(25,970)	$18,652

	Three Months Ended March 31, 2000
	Retail	CEG	Other	Total
Revenues	$133,132	$976,453	$—	$1,109,585
Cost of sales	72,023	958,590	—	1,030,613

Gross profit	61,109	17,863	—	78,972
Operating, general, and administrative expenses	28,728	8,303	2,159	39,190

EBITDA	32,381	9,560	(2,159)	39,782
Non-allocated expenses	—	—	19,250	19,250

Net income (loss)	$32,381	$9,560	$(21,409)	$20,532

	Nine Months Ended March 31, 2001
	Retail	CEG	Other	Total
Revenues	$374,080	$3,402,314	$—	$3,776,394
Cost of sales	208,380	3,367,584	—	3,575,964

Gross profit	165,700	34,730	—	200,430
Operating, general, and administrative expenses	83,906	24,983	9,198	118,087

EBITDA	81,794	9,747	(9,198)	82,343
Non-recurring charges	—	5,580	—	5,580
Non-allocated expenses	—	—	66,966	66,966

Net income (loss)	$81,794	$4,167	$(76,164)	$9,797

	Nine Months Ended March 31, 2000
	Retail	CEG	Other	Total
Revenues	$284,442	$2,310,979	$—	$2,595,421
Cost of sales	142,735	2,274,309	—	2,417,044

Gross profit	141,707	36,670	—	178,377
Operating, general, and administrative expenses	79,467	21,541	8,272	109,280

EBITDA	62,240	15,129	(8,272)	69,097
Non-allocated expenses	—	—	54,773	54,773

Net income (loss)	$62,240	$15,129	$(63,045)	$14,324

	As of March 31, 2001
	Retail	CEG	Other	Total
Identifiable assets	$331,978	$244,202	$57,545	$633,725	(a)
General corporate assets	—	—	400,496	400,496

Total assets	$331,978	$244,202	$458,041	$1,034,221

	As of March 31, 2000
	Retail	CEG	Other	Total
Identifiable assets	$337,823	$80,837	$50,985	$469,645	(a)
General corporate assets	—	—	383,674	383,674

Total assets	$337,823	$80,837	$434,659	$853,319

(a)
—identifiable assets for the retail and CEG segments include accounts receivable, inventories, and property, plant and equipment, net of accumulated depreciation

    EBITDA consists of net income before interest, income taxes, depreciation, amortization, non-recurring charges, and mark to market adjustments for SFAS 133. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow, and it is not a measure of performance or financial condition under accounting principles generally accepted in the United States, but it provides additional information for evaluating the Partnership's ability to distribute the Minimum Quarterly Distribution and to service and incur indebtedness. Cash flows in accordance with accounting principles generally accepted in the United States consist of cash flows from operating, investing and financing activities; cash flows from operating activities reflect net income (including charges for interest and income taxes, which are not reflected in EBITDA), adjusted for noncash charges or income (which are reflected in EBITDA) and changes in operating assets and liabilities (which are not reflected in EBITDA). Further, cash flows from investing and financing activities are not included in EBITDA.

6.  ACCOUNTING ESTIMATES AND CHANGES

    The Partnership's accounting policy with respect to certain natural gas and crude oil activities had been to record such activities on a one month lag basis as sufficient information was not available to recognize current month activity. In connection with the implementation of improved information systems and because of the increasing dollar value of these activities, the Partnership began to recognize such activities in the month in which they occurred, beginning with the quarter ended December 31, 2000. Additional amounts included in the financial statements for the periods ended December 31, 2000 related to this revision were revenues of $321.1 million, gross margin of

$0.9 million, and mark to market adjustments of $0.8 million. As of March 31, 2001, accounts receivable and accounts payable increased by $173.8 million and $172.7 million, respectively.

    The Partnership will be required to follow the guidance in Staff Accounting Bulletin 101 ("SAB 101") issued by the SEC with respect to revenue recognition in the quarter beginning April 1, 2001. The Partnership does not believe that any revisions to its revenue recognition policies as a result of SAB 101 will be significant.

7.  SALE OF CEG'S CANADIAN CRUDE OIL ACTIVITIES

    In February 2001, the Partnership consummated the sale of its Canadian crude oil activities. The terms of this agreement transfer certain assets and contracts of CEG's Canadian business operations to the buyer effective December 1, 2000. This transaction was reported in the Partnership's third fiscal quarter results. The sale resulted in a gain of approximately $0.5 million including adjustments for inventory that was sold as part of discontinuing this business activity. The transaction is expected to have adjustments based on a final settlement and Management believes that these adjustments will be immaterial.

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

    The following discussion of the historical financial condition and results of operations for the Partnership should be read in conjunction with the historical financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

General

    The Partnership is a Delaware limited partnership initially formed to own and operate the propane business and assets of SYN Inc., Empire Energy Corporation and CGI Holdings, Inc. The Partnership's management believes that it is the fifth largest retail marketer of propane in the United States, serving more than 470,000 residential, commercial, industrial and agricultural customers from approximately 270 customer service centers in 34 states. The Partnership's two principal business segments are its retail and Coast Energy Group ("CEG") operations. The retail segment includes propane sales, principally to end-users; repair and maintenance of propane heating systems and appliances; and the sale of propane-related supplies, appliances and other equipment. CEG provides supply, marketing, and distribution services to other resellers and end-users. Principal products are propane, other natural gas liquids, crude oil, and natural gas.

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

Analysis of Historical Results of Operations—Three Month Period Ended March 31

    The following discussion compares the results of operations and other data of the Partnership for the three-month period ended March 31, 2001, to the three-month period ended March 31, 2000.

    Volume.  During the three months ended March 31, 2001, the Partnership sold 101.5 million retail propane gallons, a decrease of 2.6 million gallons or 2.5% from the 104.1 million retail propane gallons sold during the three months ended March 31, 2000. Retail sales volumes were negatively impacted for the quarter ended March 31, 2001 by record high commodity prices, partially offset by weather patterns and temperatures that were significantly colder than normal and colder than the prior year.

    Revenues.  Revenues decreased by $245.1 million or 22.1% to $864.5 million for the three months ended March 31, 2001, as compared to $1,109.6 million for the three months ended March 31, 2000. This decrease was primarily attributable to a decrease in CEG revenues of $283.7 million or 29.1% to $692.8 million for the three months ended March 31, 2001, as compared to $976.5 million for the three months ended March 31, 2000. This decrease was due primarily to the sale of the Canadian crude oil activities, partially offset by higher product prices. The revenues for the retail business increased by $38.6 million or 29.0% to $171.7 million for the three months ended March 31, 2001, as compared to $133.1 million for the three months ended March 31, 2000. This reflects primarily an increase in propane selling prices in response to product cost increases noted below, combined with the volume sales impact of colder weather across much of the United States, partially offset by consumer conservation due to high commodity costs.

    Cost of Product Sold.  Cost of product sold decreased by $248.7 million or 24.1% to $781.9 million for the three months ended March 31, 2001, as compared to $1,030.6 million for the three months ended March 31, 2000. The decrease in cost of product sold was primarily due to the decreased CEG sales described above, partially offset by higher propane, crude oil and natural gas product commodity prices. As a percentage of revenues, cost of product sold decreased to 90.4% for the three months ended March 31, 2001, as compared to 92.9% for the three months ended March 31, 2000, due primarily to the decrease in CEG's activities.

    Gross Profit.  Gross profit increased $3.6 million or 4.6% to $82.6 million for the three months ended March 31, 2001, compared to $79.0 million for the three months ended March 31, 2000. Gross profit for the retail operations increased $13.8 million or 22.6% to $74.9 million for the three months ended March 31, 2001, compared to $61.1 million for the three months ended March 31, 2000. Retail gross margin per gallon for the three months ended March 31, 2001 was 25.7% better than last year. This was attributable to a greater mix of high-margin weather-related residential sales, maintaining propane margins in light of higher propane costs, the benefit of inventory gains on pre-heating season product purchases, and increased revenues from additional services. CEG's gross profit decreased $10.2 million or 57.0% to $7.7 million for the three months ended March 31, 2001, compared to $17.9 million for the three months ended March 31, 2000 due to the sale of the Canadian crude oil activities, lower margins in wholesale propane and U.S. crude oil, partially offset by increases in Canadian natural gas activities. As a percentage of revenues, total gross profit increased to 9.6% for the three months ended March 31, 2001, as compared to 7.1% for the three months ended March 31, 2000. This is due to an increase in retail sales, which was offset by a decrease in CEG sales that have lower gross margins as a percent of sales.

    Cash Operating, General and Administrative Expenses.  Cash operating, general and administrative expenses increased by $1.7 million or 4.3% to $40.9 million for the three months ended March 31, 2001, as compared to $39.2 million for the three months ended March 31, 2000. CEG's operating expenses decreased $1.9 million primarily due to the sale of the Canadian crude oil operations. Operating expenses for the retail segment increased $2.9 million or 10.1% due to higher vehicle operating costs as a result of the higher propane costs mentioned above, and increased employee benefit costs as a result of group medical insurance cost increases, partially offset by expense reduction initiatives. As a percentage of revenues, operating, general and administrative expenses increased to 4.7% for the three months ended March 31, 2001, as compared to 3.5% for the three months ended March 31, 2000, due primarily to the decrease in CEG revenues.

    Depreciation and Amortization.  Depreciation and amortization increased $2.5 million or 25.5% to $12.3 million for the three months ended March 31, 2001, as compared to $9.8 million for the three months ended March 31, 2000. This increase was primarily due to the additional amortization and depreciation expense associated with the amortization of debt renegotiation costs.

    Interest Expense.  Interest expense increased by $1.1 million or 11.7% to $10.5 million for the three months ended March 31, 2001, as compared to $9.4 million for the three months ended March 31, 2000. The increase was due principally to borrowings related to acquisitions and to a lesser extent, higher working capital borrowings as a result of higher commodity prices.

Analysis of Historical Results of Operations—Nine month Period Ended March 31

    The following discussion compares the results of operations and other data of the Partnership for the nine-month period ended March 31, 2001, to the nine-month period ended March 31, 2000.

    Volume.  During the nine months ended March 31, 2001, the Partnership sold 239.6 million retail propane gallons, an increase of 2.6 million gallons or 1.1% from the 237.0 million retail propane gallons sold during the nine months ended March 31, 2000. Retail sales volumes were positively impacted for the nine months ended March 31, 2001 by weather patterns and temperatures that were significantly colder than normal and colder than prior year.

    Revenues.  Revenues increased by $1,181.0 million or 45.5% to $3,776.4 million for the nine months ended March 31, 2001, as compared to $2,595.4 million for the nine months ended March 31, 2000. This increase was primarily attributable to an increase in CEG revenues of $1,091.3 million or 47.2% to $3,402.3 million for the nine months ended March 31, 2001, as compared to $2,311.0 million for the nine months ended March 31, 2000. CEG's increase was due primarily to base business growth, acquisitions, higher product costs, and the change in reporting certain CEG activities as discussed in Note 6, as well as some impact of the colder weather conditions, partially offset by the sale of the Canadian crude oil operations. The revenues for the retail business increased by $89.7 million or 31.5% to $374.1 million for the nine months ended March 31, 2001, as compared to $284.4 million for the nine months ended March 31, 2000. This reflects primarily the effect of the colder weather and the increases in propane selling prices in response to product cost increases noted below, combined with increased revenue from non-weather sensitive sales.

    Cost of Product Sold.  Cost of product sold increased by $1,159.0 million or 48.0% to $3,576.0 million for the nine months ended March 31, 2001, as compared to $2,417.0 million for the nine months ended March 31, 2000. The increase in cost of product sold was primarily due to the increased CEG sales described above, combined with higher commodity costs. As a percentage of revenues, cost of product sold increased to 94.7% for the nine months ended March 31, 2001, as compared to 93.1% for the nine months ended March 31, 2000, due primarily to the increase in CEG's activities.

    Gross Profit.  Gross profit increased $22.0 million or 12.3% to $200.4 million for the nine months ended March 31, 2001, compared to $178.4 million for the nine months ended March 31, 2000. Gross profit on retail propane increased $24.0 million or 16.9% to $165.7 million for the nine months ended March 31, 2001, compared to $141.7 million for the nine months ended March 31, 2000. Retail gross margin per gallon for the nine months ended March 31, 2001 was 15.7% better than last year. This was attributable to a greater mix of high-margin weather-related residential sales, increasing propane selling prices as propane product costs rose, the benefit of inventory gains on pre-heating season product purchases, and increased revenues from additional services. CEG's gross profit decreased $2.0 million or 5.4% to $34.7 million for the nine months ended March 31, 2001, compared to $36.7 million for the nine months ended March 31, 2000 due to the sale of the Canadian crude oil activities and lower margins for wholesale propane. As a percentage of revenues, total gross profit decreased to 5.3% for the nine months ended March 31, 2001, as compared to 6.9% for the nine months ended March 31, 2000. This is due to a higher mix of CEG sales, which have lower gross margins as a percent of sales. Gross profit increases from businesses acquired during fiscal 2000 in the CEG division was approximately $2.9 million for the nine months ended March 31, 2001.

    Cash Operating, General and Administrative Expenses.  Cash operating, general and administrative expenses increased by $8.8 million or 8.1% to $118.1 million for the nine months ended March 31, 2001, as compared to $109.3 million for the nine months ended March 31, 2000. CEG's operating expenses increased $3.5 million due to increased infrastructure costs. Cash operating expenses in the retail and administrative areas increased by $5.3 million due to group health insurance costs, higher vehicle operating costs as a result of higher propane costs, and increased incentive costs due to the high financial performance of most of the retail customer service centers. Partially offsetting these costs were reductions in controllable expenses at the customer service center level. As a percentage of revenues, operating, general and administrative expenses decreased to 3.1% for the nine months ended March 31, 2001, as compared to 4.2% for the nine months ended March 31, 2000, due primarily to an increase in CEG revenues.

    Depreciation and Amortization.  Depreciation and amortization increased $8.6 million or 31.7% to $35.7 million for the nine months ended March 31, 2001, as compared to $27.1 million for the nine months ended March 31, 2000. This increase was primarily due to the additional amortization and depreciation expense associated with businesses acquired in prior periods and the amortization of debt renegotiation costs.

    Non-recurring charges.  During the last three months of fiscal 2000 and the first six months of fiscal 2001, the Partnership incurred losses related to natural gas financial positions. The trading of financial contracts for natural gas was a new business activity initiated in late calendar 1999. As previously disclosed in the fiscal 2000 annual report and Form 10-K, Cornerstone discontinued this business activity and function within its Coast Energy Group division in the fourth quarter of fiscal 2000. Cornerstone incurred losses in conjunction with this business activity when natural gas prices escalated dramatically in late fiscal 2000. In June of 2000 the Partnership discontinued these financial derivative activities. The associated financial contract losses were reported in the fourth quarter of fiscal 2000 and in the first and second quarters of fiscal 2001 as the related positions were closed. Losses from this Coast Energy Group business have been classified as non-recurring since these financial derivative trading activities initiated in fiscal 2000 have been discontinued.

    Interest Expense.  Interest expense increased by $3.1 million or 11.3% to $30.6 million for the nine months ended March 31, 2001, as compared to $27.5 million for the nine months ended March 31, 2000. The increase was due principally to borrowings related to acquisitions, higher working capital borrowings as a result of higher product costs and higher Federal Reserve driven interest rates on floating rate working capital loans.

Liquidity and Capital Resources

    Operating Activities.  Cash provided by operating activities during the nine month period ended March 31, 2001 was $49.0 million. Cash flow from operations included a net income of $9.8 million and non-cash charges of $33.9 million for the period, comprised of depreciation and amortization expense, the gain on sale of assets and the net gain in the fair value of derivatives. The impact of working capital changes increased cash flow by approximately $5.3 million. As of March 31, 2001, accounts receivable and accounts payable increased by $173.8 million and $172.7 million, respectively, due to the change in reporting certain CEG activities as discussed in Note 6.

    Investing Activities.  Cash used by investment activities for the nine month period ended March 31, 2001 totaled $3.6 million, which was principally related to the purchases of property, plant and equipment, partially offset by the sales of several Partnership retail service centers, the sale of the Canadian crude oil operations, and the sales of surplus property and equipment. The sale of selected retail service centers reflects the Partnership's continuing focus on the rationalization of under-performing operations.

    Financing Activities.  Cash used by financing activities was $28.2 million for the nine months ended March 31, 2001, which reflects an increase of $22.8 million in the partnership's working capital facility and net payments on long-term debt and cash financing costs of $7.2 million. Cash distributions paid to Unitholders for the period totaled $28.1 million and advances to related parties totaled $15.7 million.

Financing and Sources of Liquidity

    The Partnership's obligations under its Senior Note Agreements and Bank Credit Agreement are secured by a security interest in the Operating Partnership's inventory, accounts receivable and certain customer storage tanks. The Senior Note and Bank Credit Agreements contain various terms and covenants including financial ratio covenants with respect to debt and interest coverage and limitations, among others, on the ability of the Partnership and its subsidiaries to incur additional indebtedness, create liens, make investments and loans, and enter into mergers, consolidations or sales of all or substantially all assets. These ratios for the Senior Notes are incurrence tests to be met in order for the Partnership to incur additional ratable secured debt. In addition, other financial ratios must be met for the Partnership to pay the Minimum Quarterly Distribution ("MQD") without approval of the Senior Note holders. At March 31, 2001, certain of the Partnership's financial ratios were outside of the incurrence test thresholds; therefore the Partnership is currently precluded from borrowing additional parity senior secured debt for acquisitions until these financial ratios are back within the thresholds stated in the agreements. The Partnership's financial ratios meet all requirements with respect to its ability to make its MQD payments.

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

ITEM 3
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

Cornerstone Propane Partners, L.P. (Registrant)
By:	Cornerstone Propane GP, Inc. as Managing General Partner
By:	/s/ RONALD J. GOEDDE
Name:	Ronald J. Goedde
Title:	Executive Vice President and Chief Financial Officer
By:	/s/ RICHARD D. NYE
Name:	Richard D. Nye
Title:	Vice President Finance & Administration
Date:	May 14, 2001

QuickLinks

TABLE OF CONTENTS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
PART II. OTHER INFORMATION
Item 6: Exhibits and Reports on Form 8-K
SIGNATURE