Form 10-K
period 2001-06-30
CORNERSTONE PROPANE PARTNERS LP
filed 2001-10-15
CIK 1024338

QuickLinks -- Click here to rapidly navigate through this document

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2001
Commission file Number 1-12499

CORNERSTONE PROPANE PARTNERS, L.P.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of Incorporation or Organization)	77-0439862 (IRS Employer Identification No.)
432 Westridge Drive, Watsonville, California (Address of Principal Executive Offices)	95076 (Zip Code)
Registrant's Telephone Number, Including Area Code	(831) 724-1921

    Securities registered pursuant to Section 12(b) of the Act.

Title of Each Class	Name of Each Exchange on which Registered
Common Units	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

    The aggregate market value of the 16,880,969 Common Units held by nonaffiliates of the Registrant as of the close of business on October 5, 2001, is: $117,322,735.

Documents Incorporated by Reference
 None

Cornerstone Propane Partners, L.P.

Index

		Page
Part I
Item 1.	Business	3
Item 2.	Properties	7
Item 3.	Legal Proceedings	8
Item 4.	Submission of Matters to a Vote of Unitholders	9
Part II
Item 5.	Market for Registrant's Common Equity and Related Unitholder Matters	10
Item 6.	Selected Financial Data	11
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 8.	Financial Statements and Supplementary Data	18
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	18
Part III
Item 10.	Directors and Executive Officers of the Registrant	19
Item 11.	Executive Compensation	20
Item 12.	Security Ownership of Certain Beneficial Owners and Management, Ownership of Partnership Units by the General Partners and Directors and Executive Officers of the Managing General Partner	26
Item 13.	Certain Relationships and Related Party Transactions	26
Part IV
Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	28

Part I

Item 1. Business.

General

    Cornerstone Propane Partners, L.P. ("Cornerstone Partners"), and its subsidiary, Cornerstone Propane, L.P. (the "Operating Partnership"), were organized in October 1996 and November 1996, respectively, as Delaware limited partnerships. Cornerstone Propane GP, Inc. (the "Managing General Partner") and SYN Inc. (the "Special General Partner" and, collectively with the Managing General Partner, the "General Partners") are the general partners of Cornerstone Partners and the Operating Partnership. The General Partners own an aggregate 2% interest as general partners, and the Unitholders (including the General Partners as holders of Subordinated Units) own a 98% interest as limited partners, in Cornerstone Partners and the Operating Partnership on a combined basis. Cornerstone Partners, the Operating Partnership and its affiliates are referred to collectively herein as the "Partnership."

    The Partnership believes that it is the fifth largest retail marketer of propane in the United States in terms of volume, serving more than 470,000 residential, commercial, industrial and agricultural customers from over 260 customer service centers in 34 states as of June 30, 2001. The Partnership's operations are concentrated in the east, south, central and west coast regions of the United States. During the year ended June 30, 2001, the Partnership had retail propane sales of approximately 275 million gallons.

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

    The retail propane business is a "margin-based" business in which gross profits depend on the excess of sales prices over propane supply costs. Sales of propane to residential and commercial customers, which account for the vast majority of the Partnership's retail revenue, have provided a relatively stable source of revenue for the Partnership. Based on fiscal 2001 retail propane gallons sold, the customer base consisted of 61% residential, 20% commercial and industrial and 19% agricultural and other customers. Sales to residential customers have generally provided higher gross margins than other retail propane sales. While commercial propane sales are generally less profitable than residential retail sales, the Partnership has traditionally relied on this customer base to provide a steady, noncyclical source of revenues. No single customer accounted for more than 1% of total retail revenues in fiscal 2001.

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

Sources of Supply

    The Partnership's propane supply is purchased from oil companies and natural gas processors at numerous supply points located in the United States and Canada. During the year ended June 30, 2001, virtually all of the Partnership's propane supply was purchased pursuant to agreements with terms of less than one year, but the percentage of contract purchases may vary from year to year as determined by the Partnership. Supply contracts generally provide for pricing in accordance with posted prices at the time of delivery or the current prices established at major delivery points. Most of these agreements provide maximum and minimum seasonal purchase guidelines. In addition, the Partnership makes purchases on the spot market from time to time to take advantage of favorable pricing. The Partnership receives its supply of propane predominantly through railroad tank cars and common carrier transport.

    Supplies of propane from the Partnership's sources historically have been readily available. During the year ended June 30, 2001, Louis Dreyfus was the Partnership's largest supplier providing approximately 11% of the Partnership's total propane supply for its retail and CEG operations (excluding propane obtained from the Partnership's natural gas processing operations). The Partnership believes that if supplies from Louis Dreyfus were interrupted, it would be able to secure adequate propane supplies from other sources without a material disruption of its operations. During the year ended June 30, 2000, Louis Dreyfus was the Partnership's largest supplier providing approximately 11% of the Partnership's total propane supply for its retail and CEG operations (excluding propane obtained from the Partnership's natural gas processing operations). Although no assurance can be given that supplies of propane will be readily available in the future, the Partnership expects a sufficient supply to continue to be available. The Partnership has not experienced a shortage that has prevented it from satisfying the needs of its customers and does not foresee any significant shortage in the supply of propane.

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

Operations

    The Partnership has organized its operations in a manner that the Partnership believes enables it to provide excellent service to its customers and to achieve maximum operating efficiencies. The Partnership's retail propane distribution business is organized into divisions, which are each comprised of regions. Each region is comprised of a number of customer service centers, and a manager supervises each division and region. Personnel located at the customer service centers in the various regions are primarily responsible for customer service, sales and delivery of product to the customer.

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

    The Partnership's CEG operations compete in the wholesale liquefied petroleum gas ("LPG") business, which includes propane and other natural gas liquids, and is highly competitive. In addition, CEG provides marketing and risk management services in the natural gas and crude oil markets, which are highly competitive. For the year ended June 30, 2001, the Partnership's CEG operations accounted for 90% of total revenue and approximately 18% of the gross profit. The Partnership believes that its CEG operations provide it with a national presence and a reasonably secure, efficient supply base, and position it well for expansion through acquisitions or start-up operations in new markets.

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

Personnel

    As of August 31, 2001, the Partnership had 2,206 full-time employees, of whom 115 were general and administrative and 2,091 were operational employees. Fewer than 20 of the Partnership's employees were represented by labor unions. The Partnership believes that its relations with its employees are satisfactory. The Partnership generally hires seasonal workers to meet peak winter demand.

Business Strategy

    The principal elements of the Partnership's long term business strategy are to (i) extend and refine its existing service orientation, (ii) continue to pursue balanced growth through small and large acquisitions, internal growth at its existing customer service centers and start-ups of new customer service centers, (iii) enhance the profitability of its existing operations by improving delivery efficiencies, use of entrepreneurially oriented local manager incentive programs, authorizing pricing decisions by the local manager and increased emphasis in non-propane activities to reduce weather dependency and (iv) capitalize on the Partnership's CEG marketing, supply and logistics business.

Item 2. Properties.

Corporate Headquarters

    The principal executive offices of the Partnership are located at 432 Westridge Drive, Watsonville, California 95076. These offices are leased through 2007. The accounting and administrative operations are centralized at 1700 South Jefferson, Lebanon, Missouri 65536. These offices are leased through 2006. CEG's principal office is at 1600 Hwy 6, Sugar Land, TX 77478 and the office is leased through 2008.

Retail Customer Service Centers and CEG's Operations Locations

    The Partnership leases customer service centers and administrative office space under non-cancelable operating leases expiring at various times through 2015. These leases generally contain renewal options and require the Partnership to pay all executory costs (property taxes, maintenance and insurance). As of June 30, 2001, the Partnership operated 263 customer service centers.

    As of June 30, 2001, the Partnership operated bulk storage facilities with total propane storage capacity of approximately 53 million gallons, of which 3 million gallons are owned by the Partnership and 50 million gallons are leased. The Partnership does not own, operate or lease any underground propane storage facilities (excluding customer and local distribution tanks). The Partnership owns several short distance pipelines in Texas and Louisiana used for transporting crude oil for third party shippers.

Distribution

    The Partnership purchases propane at refineries, gas processing plants, underground storage facilities, and pipeline terminals and transports the propane by railroad tank cars and tank trailer trucks to the Partnership's customer service centers, each of which has gas bulk storage capacity ranging from 30,000 to 120,000 gallons. The Partnership is a shipper on all major interstate LPG pipeline systems. The customer service centers have an aggregate storage capacity of approximately 18 million gallons of propane, and each service center has equipment for transferring the gas into and from the bulk storage tanks. The Partnership owns and operates 42 over-the-road tractors and 50 transport trailers to deliver propane and consumer tanks to its retail service centers and also relies on common carriers to deliver propane to its retail service centers. The Partnership also owns and operates 22 over-the-road tractors and 24 transport trailers to haul crude oil. The Partnership is a shipper of crude and natural gas on numerous pipeline systems, with injection and subsequent delivery being performed by suppliers and customers.

    Deliveries to customers are made by means of approximately 780 bobtail trucks and approximately 900 other delivery and service vehicles owned by the Partnership. Propane is stored by the customers on their premises in stationary steel tanks generally ranging in capacity from 25 to 1,000 gallons, with large users having tanks with a capacity of up to 30,000 gallons. Most of the propane storage tanks used by the Partnership's residential and commercial customers are owned by the Partnership and leased, rented or loaned to customers. The Partnership owned approximately 88% of these customer storage tanks.

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

PART II

Item 5. Market for Registrant's Common Equity and Related Unitholder Matters.

    Cornerstone Propane Partners, L.P. Common Units are traded on the New York Stock Exchange under the symbol CNO. The high and low trading prices for the following quarters were:

Fiscal Year 2001	High	Low	Distributions
Quarter ended June 30	$17.99	$14.35	$0.27
Quarter ended March 31	16.09	11.88	0.54
Quarter ended December 31	15.00	11.00	0.54
Quarter ended September 30	15.75	12.68	0.54
Fiscal Year 2000
Quarter ended June 30	14.81	12.38	0.54
Quarter ended March 31	15.00	11.25	0.54
Quarter ended December 31	16.94	10.00	0.54
Quarter ended September 30	18.75	15.88	0.54

    As of September 28, 2001, there were approximately 16,400 holders of Common Units, including individual participants in security position listings.

    There is no established public trading market for the Subordinated Units, all of which are held by the Managing General Partner and the Special General Partner.

    The Partnership will distribute to its partners, on a quarterly basis, all of its Available Cash, which is generally all cash on hand at the end of a quarter, as adjusted for reserves. The Managing General Partner has broad discretion in making cash disbursements and establishing reserves. To the extent there is sufficient cash, the Partnership would distribute to each holder of Common Units at least $.54 per Common Unit per quarter (the "Minimum Quarterly Distribution") or $2.16 per Common Unit on an annualized basis. The distribution was reduced to $.27 per Common Unit for the distribution related to the quarter ended June 30, 2001, which was paid on August 15, 2001. The distribution will be determined by the Board of Directors of the Managing General Partner on a quarterly basis with consideration given to the Available Cash on a full year basis and the ongoing cash requirements of the Partnership in the future.

    During the Subordination Period, each holder of Common Units will be entitled to receive the Minimum Quarterly Distribution, plus any arrearages thereon, before any distributions are made on the outstanding subordinated limited partner interests of the Partnership (the "Subordinated Units"). The Subordination Period will end and all Subordinated Units will convert to Common Units, when and if full distribution has occurred for both Common Units and Subordinated Units for twelve consecutive quarters. There were no payments to the Subordinated Unitholders in fiscal 2001 or 2000. Upon expiration of the Subordination Period, all Subordinated Units will convert to Common Units on a one-for-one basis and will thereafter participate pro rata with the other Common Units in distributions of Available Cash.

    For a further discussion of the Partnership's cash distribution policy, refer to Notes 4 and 7 in the Partnership's Consolidated Financial Statements included in Item 8 of this report. For a discussion of certain issuances of securities under exemption from registration and certain restrictions under the Partnership's loan agreements that limit the Partnership's ability to pay cash distributions, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financing and Sources of Liquidity" included in Item 7 of this report.

Item 6. Selected Financial Data.

    The following table presents selected consolidated operating data of Cornerstone Propane Partners, L.P. and its subsidiary for the years ended June 30, 2001, 2000, 1999 and 1998, and balance sheet data as of June 30, 2001, 2000, 1999 and 1998. The financial data of the Partnership was derived from the Partnership's audited Consolidated Financial Statements. The financial data set forth below should be read in conjunction with the Partnership's audited consolidated financial statements, together with the notes thereto, included in Item 8 of this report.

CORNERSTONE PROPANE PARTNERS, L.P.
CONSOLIDATED FINANCIAL STATEMENT DATA
(In Thousands, Except Per Unit Data)

	Year Ended June 30, 2001	Year Ended June 30, 2000	Year Ended June 30, 1999	Year Ended June 30, 1998
Statement of Operations Data:
Revenues	$4,206,400	$3,727,090	$1,154,608	$768,129
Cost of Sales	3,971,757	3,516,292	973,367	623,924

Gross profit	234,643	210,798	181,241	144,205
Operating, general, and administrative expenses	150,925	141,996	123,735	97,184
Depreciation and amortization	49,636	37,624	27,253	18,246
Loss on disposition of business and other non-recurring charges	13,330	4,600	—	—

Operating income	20,752	26,578	30,253	28,775
Increase in fair value of derivatives	5,986	—	—	—
Interest expense	(40,222)	(36,749)	(25,033)	(19,222)

Income (loss) before provision for income taxes	(13,484)	(10,171)	5,220	9,553
Provision (benefit) for income taxes	(4,360)	192	47	127

Income (loss) before cumulative effect of change in accounting principle	(9,124)	(10,363)	5,173	9,426
Cumulative effect of change in accounting principle	(5,329)	—	—	—

Net income (loss)	$(14,453)	$(10,363)	$5,173	$9,426

	June 30, 2001	June 30, 2000	June 30, 1999	June 30, 1998
Balance Sheet Data:
Current assets	$179,281	$141,288	$91,089	$53,221
Total assets	868,841	851,210	781,244	572,511
Current liabilities	171,517	92,896	71,063	51,595
Long-term debt (including current maturities)	468,156	488,289	398,940	240,938
Partners' capital	225,528	268,110	315,527	279,594
Operating Data:
Capital expenditures (including acquisitions)	$13,777	$55,441	$177,975	$30,096
EBITDA(a)	83,718	68,802	57,506	47,021
Limited Partners' net income (loss) per unit	(0.60)	(0.43)	0.23	0.50
Retail propane gallons sold	275,424	276,400	261,600	235,000

(a)
EBITDA consists of net income before interest, income taxes, depreciation, amortization and non-recurring charges. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow, and it is not a measure of performance or financial condition under generally accepted accounting principles, but it provides additional information for evaluating the Partnership's ability to distribute the Minimum Quarterly Distribution and to service and incur indebtedness. Cash flows in accordance with generally accepted accounting principles consist of cash flows from operating, investing and financing activities; cash flows from operating activities reflect net income (including charges for interest and income taxes, which are not reflected in EBITDA), adjusted for noncash charges or income (which are reflected in EBITDA) and changes in operating assets and liabilities (which are not reflected in EBITDA). Further, cash flows from investing and financing activities are not included in EBITDA.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion of the historical financial condition and results of operations for Cornerstone Propane Partners, L.P. and its subsidiary, Cornerstone Propane, L.P. (collectively "Cornerstone" or the "Partnership") should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes thereto included elsewhere in this report and the pro forma financial information elsewhere herein.

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

Analysis of Historical Results of Operations

    The following discussion compares the results of operations and other data of Cornerstone for the years ended June 30, 2001, 2000, and 1999. See Item 6 for a summary of financial data.

Fiscal 2001 Compared to Fiscal 2000:

    In fiscal 2001, Cornerstone sold 275.4 million retail propane gallons, a decrease of 1.0 million gallons or 0.4% from the 276.4 million retail propane gallons sold in fiscal 2000. The change in retail volume was attributable to colder weather, offset by customer conservation and enforcement of retail customer credit policies, which prohibit deliveries to delinquent customers. The heating season for fiscal 2001 was approximately 5% colder than normal, based on heating degree-days, which positively impacted retail sales volumes and profits. Offsetting this increase were decreases due to conservation by our customers due to retail propane selling prices that were an average of $0.34 per gallon (32%) higher than in fiscal 2000.

    Revenues increased by $479.3 million or 12.9% to $4,206.4 million in fiscal 2001, as compared to $3,727.1 million in fiscal 2000. This increase was attributable to an increase in CEG's revenues of $387.2 million or 11.4% to $3,775.9 million in fiscal 2001, as compared to $3,388.7 million in fiscal 2000, due primarily to higher volume sales in both crude oil and Natural Gas Liquids coupled with higher commodity prices. Revenues for the retail business increased by $92.1 million or 27.2% to $430.5 million in fiscal 2001, as compared to $338.4 million in fiscal 2000, primarily as a result of higher selling prices due to higher commodity prices.

    Cost of sales increased by $455.5 million or 13.0% to $3,971.8 million in fiscal 2001, as compared to $3,516.3 million in fiscal 2000. The increase in cost of sales was due to higher CEG volumes and sharply higher commodity prices. As a percentage of revenues, cost of sales was essentially unchanged compared to prior year at 94.4% in fiscal 2001. The retail business segment showed an increase in cost of sales as a percent of revenue to 55.1% in fiscal 2001 from 50.3% in fiscal 2000 as a result of the high commodity prices during the year.

    Gross profit increased $23.8 million or 11.3% to $234.6 million in fiscal 2001, as compared to $210.8 million in fiscal 2000. This came as a result of careful management of the margins in the retail business by promptly adjusting selling prices in line with product cost changes.

    Cash operating, general and administrative expenses increased by $8.9 million or 6.3% to $150.9 million in fiscal 2001, as compared to $142.0 million in fiscal 2000. This increase was due to an increase in vehicle operating costs as a result of the higher fuel costs, higher employee benefit costs, and additional outside services; with additional costs required to support the increased business growth in CEG's operations. As a percentage of revenues, operating, general and administrative expenses decreased to 3.6% in fiscal 2001, as compared to 3.8% in fiscal 2000, primarily due to the increased activity at CEG. Depreciation and amortization increased $12.0 million or 31.9% to $49.6 million in fiscal 2001, as compared to $37.6 million in fiscal 2000, due to the additional depreciation and amortization expense related to the amortization of prepaid financing costs.

    Operating income decreased $5.8 million or 21.8% to $20.8 million in fiscal 2001, as compared to $26.6 million in fiscal 2000. This decrease was related primarily to the adjustment associated with the sale of CEG's Canadian crude oil business, increased operating expenses and non-recurring charges associated with the closing of positions entered into in the prior year, offset by the higher margins attained in the retail operations. During fiscal 2000, a decision was made to expand CEG's physical natural gas operations into gas financial instruments. Management subsequently concluded that this strategy was incompatible with the Partnership's risk profile and value proposition and, accordingly, discontinued those operations in the fourth quarter of fiscal 2000. The Partnership recognized $5.6 million of related losses in fiscal 2001. In the fourth quarter of fiscal 2001, the Partnership recorded a $9.8 million non-cash charge following a detailed review of the Canadian crude oil and U.S.-based petroleum liquids processing operations of CEG. The review was performed in connection with the documentation of the final accounting treatment of the sale of CEG's Canadian crude oil business in fiscal 2001. It was determined that $8.2 million of this charge was directly related to the Canadian crude oil business, which is included in "Loss on disposition of business and other non-recurring charges" on the Partnership's Consolidated Statements of Operations.

    Interest expense increased by $3.5 million or 9.5% to $40.2 million in fiscal 2001, as compared to $36.7 million in fiscal 2000 due to higher working capital borrowings caused by higher commodity costs and interest rates. Interest rates were impacted by Federal Reserve rate increases earlier in the year, partially offset by declining rates in the third and fourth quarters.

    The Partnership's net loss before cumulative effect of a change in accounting principle decreased $1.3 million to a net loss of $9.1 million in fiscal 2001, as compared to a net loss of $10.4 million in fiscal 2000. This decrease is related primarily to the increase in gross profit noted above. Total EBITDA increased by $14.9 million or 21.7% to $83.7 million for fiscal 2001, as compared to $68.8 million for fiscal 2000. The increase in EBITDA reflects the increased gross profits partially offset by the operating expenses discussed above. Retail operations contributed approximately 10% of the revenue and 104% of the EBITDA from operations for fiscal year 2001.

Fiscal 2000 Compared to Fiscal 1999:

    In fiscal 2000, Cornerstone sold 276.4 million retail propane gallons, an increase of 14.8 million gallons or 5.7% from the 261.6 million retail propane gallons sold in fiscal 1999. The increase in retail volume was attributable to acquisitions, which added 27.0 million gallons, partially offset by decreases due to the record breaking warm winter weather conditions during the winter of 1999 - 2000. The heating season for fiscal 2000 was the warmest on record in the last 106 years, since weather records have been maintained, which negatively impacted retail sales volumes and profits.

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

    Gross profit increased $29.6 million or 16.3% to $210.8 million in fiscal 2000, as compared to $181.2 million in fiscal 1999, due to retail and wholesale acquisitions, internal growth in the natural gas liquids and crude oil business units within CEG, internal growth in the retail segment and growth in non-fuel sales and service in the retail segment.

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

    Net income decreased $15.6 million to a net loss of $10.4 million in fiscal 2000, as compared to net income of $5.2 million in fiscal 1999. This decrease is related primarily to increased depreciation and amortization and interest expense components and impact of the warm winter on retail sales volumes and profits as discussed above. Total EBITDA increased by $11.3 million or 19.7% to $68.8 million for fiscal 2000, as compared to $57.5 million for fiscal 1999. The increase in EBITDA reflects the increased gross profits partially offset by the operating expenses discussed above. Retail operations contributed approximately 9% of the revenue and 94% of the EBITDA from operations for fiscal year 2000.

Liquidity and Capital Resources

Cash Flows from Operating and Investing Activities.

Fiscal 2001:

    Cash provided by operating activities during 2001 totaled $68.4 million. Cash flow from operations included a net loss of $14.5 million and non-cash charges of $43.4 million for the period, comprised primarily of depreciation and amortization expense and deferred income taxes and other non-cash items. The impact of working capital changes decreased cash flow by approximately $39.5 million.

    Cash used in investing activities for 2001 totaled $6.4 million, which was primarily used for purchases of property and equipment, net of proceeds from the sales of assets. Cash used by financing activities was $63.3 million for 2001. This amount reflects repayments of the Partnership's Working Capital Facility, the payment of other long-term debt, and quarterly distributions from the Partnership to its Common Unitholders.

Fiscal 2000:

    Cash used by operating activities during 2000 totaled $0.2 million. Cash flow from operations included net loss of $10.4 million and non-cash charges of $36.5 million for the period, comprised of depreciation and amortization expense and the gain on sale of assets. The impact of working capital changes decreased cash flow by approximately $26.3 million.

    Cash used in investing activities for 2000 totaled $50.3 million, which was principally used for acquisitions and partially used for purchases of property and equipment. Cash used by financing activities was $49.0 million for 2000. This amount reflects funds from a placement of senior notes and net borrowings on the Partnership's Working Capital Facility, partially offset by the payment of other long-term debt and Partnership quarterly distributions to its Common Unitholders.

Financing and Sources of Liquidity:

    For fiscal year 2001, financing of investments in property, plant and equipment was primarily through cash flows generated by operations and the sales of under-utilized assets.

    For fiscal year 2000, financing of investments in acquisitions and property, plant and equipment had been obtained through a balanced funding approach that included the placement of Senior Notes and utilization of bank credit facility advances.

    See Footnote 3 to the Partnership's financial statements included in Item 8 for additional information on long-term debt.

    In October 1998, the Partnership filed a Form S-3 registration statement covering the proposed issuance of 3,487,500 Common Units for general corporate purposes, which may include acquisitions, working capital, expansion of the Partnership's propane business by internal growth and repayment of indebtedness. In December 1998, the Partnership issued 3.1 million additional Common Units as part of the funding for the Propane Continental, Inc. acquisition. Approximately 387,500 units are available for issuance under this registration statement as of June 30, 2001.

    Additionally, approximately 454,000 common units were issued in fiscal 1999 to the selling shareholders of Propane Continental, Inc. and other acquired businesses, which did not require the use of cash.

    On July 27, 2001, the Board of Directors of the Managing General Partner announced a reduction of the distribution for the quarter ending June 30, 2001 from $0.54 per unit to $0.27 per unit to be paid on August 15, 2001. The $0.54 "Minimum Quarterly Distribution" was not reduced, and the difference between $0.54 and the $0.27 distributed will therefore accrete as a priority over any distribution on Subordinated Units. Each quarter, the Board of Directors will review the amount of the distribution. In that review, the Board will analyze the operating performance of the Partnership, capital expenditure needs, access to financing, prevailing economic, financial, business, weather and other factors, including the Partnership Agreement, to determine the level of the distribution payment. The reduction of the distribution, following a solid operating performance in fiscal year 2001, was taken in recognition of the expiration of the Partnership's current working capital and acquisition credit facility on November 30, 2001, the requirement to reduce leverage to maintain future financial flexibility with replacement financing, and the general national economic uncertainties and resulting conservatism in the credit community.

    The Partnership is currently negotiating to extend the maturity date of the Credit Agreement to a date in fiscal 2003 or later. While management believes that negotiations are proceeding satisfactorily, contractual commitments have not been made as of October 5, 2001, and the transaction has not been consummated. Northwestern, the owner of the Managing General Partner, has agreed to extend credit to the Partnership on substantially similar terms through July 1, 2002 in the event satisfactory third party financing cannot be arranged by November 30, 2001. While the terms of such credit facility would need to be negotiated, Northwestern has agreed that any such credit extension would not mature prior to July 1, 2002, unless an alternative third party credit facility was in place.

    To the extent any of the foregoing transactions involved the offer or sale of a security, except as otherwise noted, they were done under Section 4(2) of the Securities Act of 1933 based, among other things, on representations and warranties made by the investors, the small numbers of investors solicited and the absence of any advertising or general solicitation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

    The Partnership has limited exposure to technology risk, credit risk, interest rate risk, foreign currency risk, and commodity price risk.

    Strategies and procedures—In the normal course of business, the Partnership employs various strategies and procedures to manage its exposure to changes in interest rates, fluctuations in the value of foreign currencies, and changes in commodity prices.

    Concentration of credit risk—The Partnership's trade receivables and short-term investments do not represent significant concentration of credit risk at June 30, 2001, due to the wide variety of customers and markets in which the Partnership's products and services are sold. None of the Partnership's customers account for more than 10% of the Partnership's revenue or receivable balances at June 30, 2001. Short-term investments at any single financial institution account for less than 10% of the Partnership's current assets.

    Commodity Price Risk—Commodity price risk arises from the risk of price changes in the commodities that the Partnership buys and sells and as a consequence of providing price risk management services to customers. Futures and forward contracts are utilized to alter the Partnership's exposure to price fluctuations related to the purchase of propane, natural gas and crude oil. If commodity prices changed by 5%, the impact on open positions at August 31, 2001 would be approximately $0.3 million. In the past, price changes have generally been passed along to the Partnership's customers to maintain gross margins, mitigating the commodity price risk. The Partnership enters into hedging instruments to lock into purchases when prices are deemed favorable by management.

    Interest Rate Risk—Interest rate risk arises from having variable rate debt obligations, as changing interest rates impact the Partnership's future cash flows and net income. The Partnership's objective in managing its exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve this objective, the

Partnership maintains the majority of its debt in fixed rate instruments and periodically places some of its floating rate debt under short-term fixed rate Eurodollar loans. On the Partnership's variable rate debt, a change in interest rates of one percentage point would change interest expense by approximately $0.6 million.

    Foreign Currency Exchange Rate Risk—Foreign currency rate risk arises from the Partnership's Canadian operations. The Partnership's objective in managing the exposure to foreign currency fluctuations is to reduce earnings and cash flow volatility associated with foreign exchange rate changes and to allow management to focus its attention on its core business issues and activities. Accordingly, the Partnership enters into various contracts that change in value as foreign exchange rates change to protect the value of existing foreign currency assets, liabilities and foreign currency sales. If foreign exchange rates changed by 5%, earnings would change by approximately $0.3 million due to the translation of earnings in foreign currencies.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    None

PART III

Item 10. Directors and Executive Officers of the Registrant.

    The Managing General Partner manages and operates the activities of the Partnership. The following table sets forth certain information with respect to the executive officers and members of the Board of Directors of the Managing General Partner at June 30, 2001. Executive officers and directors are elected for one-year terms.

Name	Age	Position with Managing General Partner	Director or Officer Since
Merle D. Lewis	53	Chairman of the Board of Directors	1996
Richard R. Hylland	40	Vice Chairman of the Board of Directors	1996
Keith G. Baxter	52	President, Chief Executive Officer and Director	1996
Charles J. Kittrell	61	Executive Vice President, Chief Operating Officer and Secretary	1996
Ronald J. Goedde	52	Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary	1996
Richard D. Nye	46	Acting Chief Financial Officer, Vice President Finance and Administration Assistant Secretary	1998
William L. Woods	51	Vice President Acquisitions	1996
Alan Movson	48	Vice President Human Resources	1997
William A. Lang	53	Executive Vice President, Chief Executive Officer of CEG	2000
Paul R. Christen	72	Director	1997
Kurt Katz	68	Director	1997
Gary Olson	60	Director	2001
Daniel K. Newell	44	Director	1996

    Section 16(a) Beneficial Ownership Reporting Compliance.

    Based solely upon a review of Forms 3, 4 and 5 and related representations furnished to the Partnership during the most recent fiscal year, no person who, at any time during the fiscal year, was a director, officer or beneficial owner of more than ten percent of the Common Units failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 during the most recent fiscal year; with the exception of Mr. Olson, who filed his Form 3 12 days late.

    Merle D. Lewis has been the Chairman of the Board of Directors and Chief Executive Officer of Northwestern Corporation since 1994.

    Richard R. Hylland is also the President, Chief Operating Officer, and Vice Chairman of the Board of Directors of Northwestern Corporation. He is also a member of the Boards of Directors of LodgeNet Entertainment Corporation, a provider of entertainment, information & marketing services to the lodging industry, and MDC Communications, a provider of secure transaction products & services & communications & marketing services.

    Keith G. Baxter was the President, Chief Executive Officer, and Chairman of the Board of Directors of CGI Holdings, Inc. from 1986 - 1996. He is also Chairman of the Board of Directors of Red Meteor.com, Inc. since 2000.

    Charles J. Kittrell was the Executive Vice President and Chief Operating Officer of CGI Holdings, Inc. from 1986 - 1996.

    Ronald J. Goedde was the Executive Vice President and Chief Financial Officer of CGI Holdings, Inc. from 1988 - 1996. Mr. Goedde resigned from the Partnership effective June 30, 2001.

    Richard D. Nye was a Group Manager—various financial management positions with Frito-Lay, Inc. from 1989 - 1998.

    William L. Woods was the Vice President—Marketing and Acquisitions for Coast Gas from 1994 - 1996.

    Alan Movson was the Director of Human Resources for Household Credit Services from 1988 - 1997.

    William A. Lang was the President and Chief Operating Officer of EnergyUSA—TPC (a NiSource, Inc. affiliate) from 1999 to 2000, the Vice President and General Manager of ECOM Worldwide, Inc. from 1998 to 1999, a Managing Director for Southern Company Energy Marketing, L.P. from 1997 to 1998, and the President and Chief Executive Officer of Vaster Resources, Inc. from 1992 to 1997.

    Paul R. Christen is also the President, Chief Executive Officer, and a member of the Board of Directors of First Western Bancorp, Inc.

    Kurt Katz was the President and Chief Operating Officer of Peabody International Corporation and is the Chairman of the Board of Directors of Polymeric Resources Corporation. He is also a member of the Board of Directors of MSC Industrial Supply Company, Wilton Catering, and Intershoe Corporation.

    Gary Olson was the President and Chief Executive Officer of Norwest Bank South Dakota, N.A. from 1988 until his retirement in 1999.

    Daniel K. Newell is also the Senior Vice President of Northwestern Corporation, and is the Managing Director and Chief Executive Officer of Northwestern Growth Corporation.

Item 11. Executive Compensation.

    The following table provides compensation information for the years ended June 30, 2001, 2000, and 1999, for the Chief Executive Officer and for each of the four other most highly compensated executive officers of the Managing General Partner as of the end of each year whose total compensation exceeded $100,000 for the most recent fiscal period.

Summary Compensation Table

		Annual Compensation
						Long-Term Compensation
			Bonus
Name and Principal Position	Year	Salary	Acquisition Incentive	Other Bonus	Other Annual Compensation	Restricted Stock Awards	All Other Compensation
			(1)	(2)	(3)	(4)	(5)
Keith G. Baxter Chief Executive Officer	2001 2000 1999	$561,618 496,577 313,958	$441,531 488,709 924,785	$253,564 — 256,947	$84,150 146,150 135,000	$185,000 225,000 300,000	$21,706 15,505 81,120
Charles J. Kittrell Chief Operating Officer	2001 2000 1999	302,618 271,481 219,375	299,273 379,000 633,543	174,829 — 28,000	45,300 75,300 65,000	125,000 150,000 200,000	11,984 14,760 55,845
Ronald J. Goedde Chief Financial Officer (resigned June 2001)	2001 2000 1999	257,425 237,500 172,917	272,539 349,079 579,201	87,873 — 31,900	38,550 57,050 40,000	125,000 150,000 200,000	11,038 9,924 40,368
William L. Woods Vice President	2001 2000 1999	129,462 186,577 164,690	224,687 199,472 356,518	109,818 10,000 36,000	19,419 28,050 —	30,000 40,000 60,000	6,068 5,671 31,959
William A. Lang Chief Executive Officer—CEG	2001	233,462	—	326,000	34,269	750,000	200,000
Thomas E. Knauff Executive Vice President (resigned January 2001)	2001	169,231	—	—	29,411	—	913,841

(1)
Reflects amounts awarded under the Acquisition Incentive Plan for Messrs. Baxter, Kittrell, Goedde and Woods. See "Incentive Plans."

(2)
Reflects (a) bonus paid under the Annual Operating Incentive Plan payable to Messrs. Baxter, Kittrell, and Woods in the amounts of $136,400, 75,240, and $39,520; (b) $226,000 bonus to Mr. Lang under the Coast Energy Group Management Incentive Compensation Plan, and $100,000 of bonus, to Mr. Lang under the Coast Energy Group Management Incentive Compensation Plan which has been deferred and will be paid if Mr. Lang is employed by the Partnership on June 30, 2002; and (c) bonus paid under a one time cost reduction initiative to Messrs. Baxter, Kittrell, Goedde, and Woods in the amounts of $117,164, $99,589, $87,873 and $70,298. See "Incentive Plans."

(3)
Reflects contributions by the Partnership to the Supplemental Executive Retirement Plan on behalf of Messrs. Baxter, Kittrell, Goedde, and Woods. See "Supplemental Executive Retirement Plan."

(4)
This represents Restricted Common Units. The total number of Restricted Common Units granted and their aggregate market value as of June 30, 2001, were: Mr. Baxter, 178,353 Common Units valued at $2,800,141; Mr. Kittrell, 106,318 Common Units valued at $1,669,200; Mr. Goedde, 97,698 Common Units valued at $1,434,939; Mr. Woods, 21,507 Common Units valued at $337,660; and Mr. Lang, 52,863 Common Units valued at $829,956. Amounts listed in the table are the value of units at time of grant. Issuance of vested units during the fiscal year ended June 30, 2001 were: Mr. Woods, 1,114 Common Units valued at $14,760 and Mr. Knauff, 14,370 units valued at $201,180. The vesting schedule for awards made during fiscal year 2001 is provided in this section under "Long Term Incentive Plan", Note 1.

(5)
The "All Other Compensation" category reflects (a) the Managing General Partner's matching contributions to its 401(k) Plan in the amounts of $4,930, $3,924, $2,978, $2,517, and $1,816 for Messrs. Baxter, Kittrell, Goedde, Woods, and Knauff, respectively; (b) payments for life and disability insurance in the amounts of $16,776, $8,060, $8,060, and $3,551 for Messrs. Baxter, Kittrell, Goedde, and Woods, respectively; (c) payment to Mr. Knauff of $912,025 at his separation under the terms of his employment agreement, and (d) a sign on bonus to Mr. Lang in the amount of $200,000. This amount has been added to Mr. Lang's balance in the SERP (see "Supplemental Executive Retirement Plan").

Employment Agreements

    The Managing General Partner has entered into employment agreements (the "Employment Agreements") with each of Keith G. Baxter, Charles J. Kittrell, Ronald J. Goedde, William L. Woods and William A. Lang (the "Executives").

    Pursuant to the Employment Agreements, Messrs. Baxter, Kittrell, Goedde, Woods and Lang serve (or served, in the case of Mr. Goedde) as President and Chief Executive Officer, Executive Vice President and Chief Operating Officer, Executive Vice President and Chief Financial Officer, Vice President and Executive Vice President, respectively, of the Managing General Partner. Mr. Goedde resigned as Executive Vice President and Chief Financial Officer effective June 30, 2001. The Employment Agreements currently expire on June 30, 2003. The Employment Agreements provide for an annual base salary of $561,000, $302,000, $257,000, $187,000 and $264,000 for each of Messrs. Baxter, Kittrell, Goedde, Woods and Lang, respectively, subject to such increases as the Board of Directors of the Managing General Partner may authorize from time to time. Starting in 1997 and continuing for three years, Messrs. Baxter, Kittrell, and Goedde received management fees of approximately $135,000, $65,000 and $40,000, respectively, related to the acquisition of Empire Energy and Coast by Northwestern Growth (the "Management Fee"). In addition, the Managing General Partner pays for a $725,000 life insurance policy for Mr. Baxter; $410,000 life insurance policies for each of Messrs. Kittrell, Goedde, a $250,000 policy for Mr. Woods, and a $500,000 policy for Mr. Lang. Each of the Executives participates in the Annual Operating Performance Incentive Plan of the Managing General Partner and Messrs. Baxter, Kittrell, Goedde and Woods participate in the Acquisition Incentive Plan of the Managing General Partner (together with the Annual Operating Performance Incentive Plan, the "Plans") as described below. Messrs. Baxter and Lang participate in the Coast Energy Group Stock Appreciation Rights Plan. Mr. Lang also participates in the CEG Management Incentive Compensation plan. The Executives are also entitled to participate in such other benefit plans and programs as the Managing General Partner may provide for its employees in general (the "Other Benefit Plans").

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

    A Fundamental Change is defined in the Employment Agreements to have occurred (i) if the Executive's duties, authority, responsibilities and/or compensation are reduced without performance or market-related justification; (ii) if the Executive's primary office is moved more than 50 miles from Watsonville, California (or, with respect to Mr. Lang, Houston, Texas) without his consent; (iii) if the Partnership disposes of business and assets which reduce the annual EBITDA of the Partnership below 70% of the annual EBITDA level existing at the time employment commenced; or (iv) if securities representing 10% of the voting power in elections of directors of Northwestern become beneficially owned by any party or group or other prescribed events occur constituting a change of control of Northwestern.

    In addition, each Employment Agreement contains non-competition and confidentiality provisions.

Incentive Plans

    The Managing General Partner has adopted the Annual Operating Performance Incentive Plan (the "AOPIP"), which provides for the payment of annual incentive bonuses to participants (who will be determined by the Board of Directors of the Managing General Partner from time to time and who will include the Executives) equal to a percentage of annual salary (plus in the case of the Executives, his Management Fee) based on the Partnership's performance compared to budgeted levels of net income and EBITDA. Such bonuses will range from 50% for performance at 10% below budget to 100% for performance at budget. In addition, in the event EBITDA exceeds budgeted amounts, there will be established a bonus pool equal to 10% of the excess of EBITDA over budget, which will be divided among Messrs. Baxter, Kittrell, Movson, Nye and Woods and any other participants that the Board of Directors of the Managing General Partner may determine. The AOPIP is an annual plan covering each year of the employment agreement for each officer.

    The Managing General Partner has an Acquisition Incentive Plan (the "AIP"), which provides for bonuses to participants (covering Messrs. Baxter, Kittrell, Goedde and Woods) for adding new businesses to the Partnership's propane operations. The bonuses will be an amount equal to 4% of the gross acquisition purchase price, allocated among the participants in the AIP based on defined percentages. The transactions covered by the AIP will include those occurring on or after December 17, 1997 through the fifth anniversary thereof. Awards under the AIP will be payable in cash 90 days after the close of the particular acquisition transaction, except for the acquisition of Propane Continental, Inc., for which payments were extended over 3 years.

    The Managing General Partner has a Management Incentive Compensation plan for employees of CEG. Mr. Lang is the only executive participating in this plan. Amounts paid under this plan are determined each year, subject to approval by the Board of Directors.

Supplemental Executive Retirement Plan

    The Partnership maintains a non-qualified Supplemental Executive Retirement Plan ("SERP") for selected management. The SERP plan provides benefits for participants and allows for deferral of a portion of the participant's salary if elected. The Partnership does not contribute any funds to a third party administrator for the SERP. Participants are 100% vested. Distributions are made at a date specified by the participant and can be accelerated when the participant terminates employment from the Partnership at the option of the Partnership.

Long-Term Incentive Plans

Restricted Unit Plan

    The following table sets forth the restricted unit grants made under the Restricted Unit Plan to the named executive officers of the Partnership during the last fiscal year.

Name	Number of Shares, Units or Other Rights	Performance or Other Period Until Maturation or Payout
Keith G. Baxter	12,759	(1)
Charles J. Kittrell	8,621	(1)
Ronald J. Goedde	8,621	(1)
William A. Lang	54,545	(1)
William L. Woods	2,069	(1)

(1)
Restricted units are subject to a bifurcated vesting procedure such that (a) 25% of a participant's restricted units will vest over time, with one-third vesting on the third, fifth and seventh anniversaries of the date of grant and (b) the remaining 75% of a participant's restricted units will vest automatically upon, and in the same proportions as, the conversion of the Subordinated Units to Common Units. See Note 4 to the Partnership's audited Consolidated Financial Statements included in Item 8. If a participant's employment is terminated without "cause" (as defined in the Restricted Unit Plan) or a participant resigns with "good reason" (as defined in the Restricted Unit Plan), the participant's rights to receive Common Units which vest over time will immediately vest. In the event of a "change of control" of the Partnership (as defined in the Restricted Unit Plan), all rights to receive Common Units pursuant to the Restricted Unit Plan will immediately vest. Until rights to receive Common Units have vested, the Common Units to which they relate are not issued, and the participant is not entitled to any distributions or allocations of income or loss, and has no voting or other rights, with respect to such Common Units. These units are subject to the provisions of SEC rule 144 as to holding periods when the units could be sold after vesting.

Stock Appreciation Rights Plan

    The Partnership adopted the 1996 Stock Appreciation Rights ("SAR") Plan, as amended, to compensate selected management within CEG. The SAR plan utilizes a valuation of phantom stock representing the equity of the Partnership's CEG division. Awards vest over a five year period for each participant. An annual valuation is computed at the end of each fiscal year. Awards under the SAR plan are payable in cash for the vested portion at the election of the participant, to the extent that the annual value of the SAR stock exceeds the base valuation for each participant.

Name	Number of Shares, Units or Other Rights	Performance or Other Period Until Maturation or Payout	Total value of units at June 30, 2001
Keith G. Baxter	124,000	(1)	$51,090
William A. Lang	150,000	(1)	—

(1)
SAR units vest over a five year period, with grants before June 30, 1999 vesting evenly over the five years and grants after June 30, 1999 vesting one-third on the third, fourth, and fifth anniversaries of the grant date. If a participant's employment is terminated without "cause" (as defined in the SAR Plan) or in the event of other "acceleration events" (as defined in the SAR Plan), the participant's SAR units will immediately vest. Until SAR units have vested, the participant is not entitled to any payment or other compensation related to the units.

Director Compensation

    The Chairman of the Board of the Managing General Partner receives $50,000 annually and each of its other nonemployee directors receives $24,000 annually, plus $2,000 per Board meeting attended or Special Committee meeting attended and $1,000 per committee meeting attended. Committee chairmen receive $500 per quarter. The Board of Directors of the Managing General Partner has established committees as follows; Audit Committee, Nominating and Compensation Committee, and the Special Committee. The Special Committee, comprised of three independent members of the Board of Directors, was established in July 2001 to represent the interests of the public unitholders in reviewing proposals submitted to it by the managing general partner, including proposals relating to leverage, capital structure and operating plan, in which the managing general partner or its affiliates have an interest separate from the interests of the public unitholders.

    In connection with the consummation of the IPO and in connection with the acquisition of Propane Continental, Inc., the three initial nonemployee directors of the Managing General Partner received rights with respect to restricted units, as follows: Mr. Lewis, 29,189 Common Units valued at $560,000; Mr. Hylland, 21,892 Common Units valued at $420,000; and Mr. Newell, 14,979 Common Units valued at $285,000. In addition, under the Restricted Unit Plan, upon his or her election to the Board of Directors of the Managing General Partner, each nonemployee director receives rights with respect to restricted units having an aggregate value of $240,000. The directors' restricted units vest in accordance with the same procedure as is described in Note 1 to the Long-Term Incentive Plan—Awards in Last Fiscal Year table above.

Compensation Committee Interlocks and Insider Participation

    The Nominating and Compensation Committee of the Board of Directors of the Managing General Partner is comprised of Messrs. Lewis, Christen and Katz. None of these persons is an officer, employee or former employee of the Managing General Partner, the Partnership or any of their subsidiaries.

Item 12. Security Ownership of Certain Beneficial Owners and Management, Ownership of Partnership Units by the General Partners and Directors and Executive Officers of The Managing General Partner

    The table below sets forth, as of August 31, 2001, the beneficial ownership of Units by each person known to the Managing General Partner to be the beneficial owner of more than 5% of any class of Units of the Partnership, each director and named executive officer of the Managing General Partner, as well as the directors and all of the executive officers of the Managing General Partner as a group.

Name and Address of Beneficial Owner	Class	Amount and Nature of Beneficial Owner		Percent of Class
Managing General Partner	Subordinated	5,677,040	(1)	86.0%
Special General Partner	Subordinated	920,579	(2)	14.0%
Merle D. Lewis	Common	12,771	(3)(4)	*
Richard D. Hylland	Common	4,309	(3)(4)	*
Keith G. Baxter	Common	57,872	(3)	*
Charles J. Kittrell	Common	32,600	(3)	*
Ronald J. Goedde	Common	14,153	(3)	*
William A. Lang	Common	4,564	(3)	*
Richard D. Nye	Common	1,136	(3)	*
William L. Woods	Common	25,965	(3)	*
Alan Movson	Common	1,379	(3)	*
Paul R. Christen	Common	4,176	(3)	*
Kurt Katz	Common	37,210	(3)	*
Gary Olson	Common	12,006	(3)	*
Daniel K. Newell	Common	6,107	(3)(4)	*
All directors and executive officers (13 persons) as a common group	Common	214,121	(3)	*

*
Less than 1%

1.
The business address of the Managing General Partner is 432 Westridge Drive, Watsonville, California 95076.

2.
The business address of the Special General Partner is 125 S. Dakota Ave, Suite 1100, Sioux Falls, SD, 57104-6403.

3.
Excludes non-vested Restricted Common Units awarded under the Restricted Unit Plan as follows: Mr. Lewis- 32,430 Common Units; Mr. Hylland—24,150 Common Units; Mr. Baxter—167,242 Common Units; Mr. Kittrell—99,969 Common Units; Mr. Nye—18,040 Common Units; Mr. Woods—20,393 Common Units; Mr. Movson—19,230 Common Units; Mr. Christen—16,707 Common Units; Mr. Katz—17,086 Common Units; Mr. Newell—17,289 Common Units; and all directors and officers as a group—432,536 Common Units.

4.
Excludes Subordinated Units held by the General Partners. Messrs. Lewis, Hylland and Newell are executive officers of the parent of the General Partners.

Item 13. Certain Relationships and Related Party Transactions.

    As of August 31, 2001, the General Partners own the entire general partner interest in the Partnership and all of the Subordinated Units, representing an aggregate 27.1% limited partner interest and a 2% General Partner interest in the Partnership. Through the Managing General Partner's ability, as managing general partner, to manage and operate the Partnership and the ownership of all of the outstanding Subordinated Units by the General Partners (effectively giving the General Partners the ability to veto certain actions of the Partnership), the General Partners have the ability to control the management of the Partnership.

    The Managing General Partner is a wholly owned subsidiary of NOR, and the Special General Partner is a majority-owned subsidiary of NOR. Mr. Lewis serves as the Chairman of the Board, and Messrs. Hylland and Newell are executive officers of NOR.

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

    See also Notes 1 and 3 to the Consolidated Financial Statements for additional information on certain transactions between Northwestern and the Partnership.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)
(1) Financial Statements

Cornerstone Propane Partners, L.P.
Report of Independent Public Accountants
Consolidated Balance Sheets as of June 30, 2001 and 2000
Consolidated Statements of Operations for the years ended June 30, 2001, 2000 and 1999
Consolidated Statements of Partners' Capital for the years ended June 30, 2001, 2000 and 1999
Consolidated Statements of Cash Flows for the years ended June 30, 2001, 2000 and 1999
(a)
(2) Financial Statement Schedules

    All financial statement schedules are omitted because the information is not required, is not material or is otherwise included in the financial statements or related notes thereto.

(a)
(3) Exhibits

3.1	Amended and Restated Agreement of Limited Partnership of Cornerstone Propane Partners, L.P. dated as of December 17, 1996. (Incorporated by reference to Exhibit 3.1 of the Partnership's report on Form 8-K dated April 14, 1997 (The Form 8-K).)
3.2	Amended and Restated Agreement of Limited Partnership of Cornerstone Propane, L.P. dated as of December 17, 1996. (Incorporated by reference to Exhibit 3.2 to the Form 8-K.)
4.1	Refunding Credit Agreement dated November 20, 1998. (Incorporated by reference to Exhibit 4.1 to the Partnership's previous report on Form 10-K, dated September 25, 2000).
4.2	First Amendment to the Bank Refunding Credit Agreement, dated June 30, 2000 (Incorporated by reference to Exhibit 4.2 to the Partnership's previous report on Form 10-K, dated September 25, 2000).
4.3
Warrant and Registration Rights Agreement between Cornerstone Propane Partners, L.P. and Northwestern Corporation, dated June 30, 2000 (Incorporated by reference to Exhibit 4.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
4.4
Letter Agreement between the Registrant and Northwestern Corporation dated June 28, 2000, relating to compensation under Guaranty Agreement (Incorporated by reference to Exhibit 4.4 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).
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
10.4	*1996 Cornerstone Propane Partners, L.P. Restricted Unit Plan (Incorporated by reference to Exhibit 10.4 to the Form 8-K.)
10.5	*Form of Employment Agreements for Messrs. Baxter, Kittrell, Goedde, and Woods (Incorporated by reference to Exhibit 10.5 of the Partnership's report on Form 10-Q dated November 13, 1998.)
10.6	Amendment No. 1 to Credit Agreement (Incorporated by reference to Exhibit 10.6 to the Partnership's previous report on Form 10-K, dated September 28, 1997.)
10.7	Amendment No. 2 to Credit Agreement (Incorporated by reference to Exhibit 10.7 to the Partnership's previous report on Form 10-K, dated September 28, 1997.)
10.8	*Cornerstone Propane Deferred Compensation Plan, effective July 1, 1998 (Incorporated by reference to Exhibit 10.8 of the Partnership's report on Form 10-Q, dated February 15, 1999)
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
10.14	Guaranty Agreement dated June 30, 2000. (Incorporated by reference to Exhibit 10.14 to the Partnership's previous report on Form 10-K, dated September 25, 2000).
10.15	Agreement relating to continuing credit support, dated October 8, 2001, between Northwestern Corporation and Cornerstone Propane Partners, L.P.
21.1	List of Subsidiaries
23.1	Consent of Arthur Andersen LLP
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

    Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons, on behalf of the registrant and in the capacities and on the dates indicated below, have signed this report.

Signature	Capacity in which Signed	Date

/s/ MERLE D. LEWIS Merle D. Lewis	Chairman of the Board Of Directors of the Managing General Partner	October 15, 2001
/s/ RICHARD R. HYLLAND Richard R. Hylland	Vice Chairman of the Board Of Directors of the Managing General Partner	October 15, 2001
/s/ KEITH G. BAXTER Keith G. Baxter	President, Chief Executive Officer and Director of the Managing General Partner (principal executive officer)	October 15, 2001
/s/ RICHARD D. NYE Richard D. Nye	Vice President, Acting Chief Financial Officer of the Managing General Partner (principal financial & accounting officer)	October 15, 2001
/s/ PAUL R. CHRISTEN Paul R. Christen	Director of the Managing General Partner	October 15, 2001

/s/ KURT KATZ Kurt Katz	Director of the Managing General Partner	October 15, 2001
/s/ DANIEL K. NEWELL Daniel K. Newell	Director of the Managing General Partner	October 15, 2001
/s/ GARY OLSON Gary Olson	Director of the Managing General Partner	October 15, 2001

Report of Independent Public Accountants

To Cornerstone Propane Partners, L.P.

    We have audited the accompanying consolidated balance sheets of Cornerstone Propane Partners, L.P. (a Delaware limited partnership) and Subsidiary as of June 30, 2001 and 2000, and the related consolidated statements of operations, partners' capital, and cash flows for the years ended June 30, 2001, 2000, and 1999. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cornerstone Propane Partners, L.P. and Subsidiary as of June 30, 2001 and 2000, and the results of their operations and their cash flows for the years ended June 30, 2001, 2000, and 1999, in conformity with accounting principles generally accepted in the United States.

    As discussed in Note 10 to the Consolidated Financial Statements, Cornerstone Propane Partners, L.P. and Subsidiary adopted the provisions of Statement of Financial Accounting Standards No. 133 (Accounting for Derivative Instruments and Hedging Activities) effective July 1, 2000.

ARTHUR ANDERSEN, LLP

Minneapolis, Minnesota
October 5, 2001

Cornerstone Propane Partners, L.P. and Subsidiary
Consolidated Balance Sheets

	June 30,
	2001	2000
	(Thousands of unit data)
ASSETS
Current assets:
Cash and cash equivalents	$6,400	$7,737
Trade receivables, net	131,507	54,434
Inventories	30,321	69,644
Prepaid expenses	2,503	2,783
Other current assets	8,550	6,690

Total current assets	179,281	141,288
Property, plant and equipment, net	328,848	346,690
Goodwill, net	315,108	324,640
Other intangible assets, net	32,624	33,156
Due from related party	4,839	—
Other assets	8,141	5,436

Total assets	$868,841	$851,210

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Current portion of long-term debt	$7,535	$9,671
Trade accounts payable	136,723	60,050
Accrued expenses	27,259	23,175

Total current liabilities	171,517	92,896
Long-term debt	460,621	478,618
Due to related party	7,986	1,393
Other noncurrent liabilities	3,189	10,193

Total liabilities	643,313	583,100

Partners' capital:
Common Unitholders (17,260,435 and 16,821,760 units issued and outstanding)	139,090	176,961
Subordinated Unitholders (6,597,619 units issued and outstanding)	82,204	86,163
General Partners	4,632	5,546
Accumulated other comprehensive loss	(398)	(560)

Total partners' capital	225,528	268,110

Total liabilities and partners' capital	$868,841	$851,210

The accompanying notes are an integral part of these consolidated financial statements.

Cornerstone Propane Partners, L.P. and Subsidiary
Consolidated Statements of Operations

	Years Ended June 30,
	2001	2000	1999
	(Thousands of dollars, except per unit data)
Revenues	$4,206,400	$3,727,090	$1,154,608
Cost of sales	3,971,757	3,516,292	973,367

Gross profit	234,643	210,798	181,241

Expenses:
Operating, general and administrative	150,925	141,996	123,735
Depreciation	25,334	23,557	16,608
Amortization	24,302	14,067	10,645
Loss on disposition of business and other non-recurring charges	13,330	4,600	—

Total expenses	213,891	184,220	150,988

Operating income	20,752	26,578	30,253
Increase in fair value of derivatives	5,986	—	—
Interest expense	(40,222)	(36,749)	(25,033)

Income (loss) before provision for income taxes	(13,484)	(10,171)	5,220
Provision (benefit) for income taxes	(4,360)	192	47

Income (loss) before cumulative effect of change of accounting principle	(9,124)	(10,363)	5,173
Cumulative effect of change of accounting principle	(5,329)	—	—

Net income (loss)	$(14,453)	$(10,363)	$5,173

General Partners' interest in net income (loss)	$(289)	$(207)	$103

Limited Partners' interest in net income (loss)	$(14,164)	$(10,156)	$5,070

Income (loss) per Common Unit before cumulative effect of change of accounting principle	$(0.38)	$(0.43)	$0.23
Cumulative effect of change of accounting principle	(0.22)	—	—

Net income (loss) per Common Unit	$(0.60)	$(0.43)	$0.23

Weighted average number of units outstanding	23,634	23,402	21,805

The accompanying notes are an integral part of these consolidated financial statements.

Cornerstone Propane Partners, L.P. and Subsidiary
Consolidated Statements of Partners' Capital

			Thousands of Dollars
						Accumulated Other Comprehensive Income (Loss)
	Thousands of Units
					General Partners		Total Partners' Capital
	Common	Subordinated	Common	Subordinated
Balance at June 30, 1998	13,235	6,598	$185,803	$88,117	$5,674	$—	$279,594
Comprehensive net income:
Net income	—	—	4,158	912	103	—	5,173
Other comprehensive loss	—	—	—	—	—	(229)	(229)

Net comprehensive income	—	—	4,158	912	103	(229)	4,944
Issuance of Common Units and General Partners' contribution	3,100	—	53,790	—	1,201	—	54,991
Issuance of Common Units and General Partners' contribution in connection with acquisitions	454	—	8,959	—	178	—	9,137
Quarterly distributions	—	—	(32,473)	—	(666)	—	(33,139)

Balance at June 30, 1999	16,789	6,598	220,237	89,029	6,490	(229)	315,527

Comprehensive net loss:
Net loss	—	—	(7,290)	(2,866)	(207)	—	(10,363)
Other comprehensive loss	—	—	—	—	—	(331)	(331)

Net comprehensive loss	—	—	(7,290)	(2,866)	(207)	(331)	(10,694)
Issuance of Common Units and General Partners' contribution	33	—	313	—	7	—	320
Quarterly distributions	—	—	(36,299)	—	(744)	—	(37,043)

Balance at June 30, 2000	16,822	6,598	176,961	86,163	5,546	(560)	268,110

Comprehensive net loss:
Net loss	—	—	(10,205)	(3,959)	(289)	—	(14,453)
Other comprehensive income	—	—	—	—	—	162	162

Net comprehensive loss	—	—	(10,205)	(3,959)	(289)	162	(14,291)
Issuance of Common Units and General Partners' contribution	59	—	891	—	18	—	909
Issuance of warrants and conversion into common units	379	—	5,573	—	113	—	5,686
Issuance of warrants in payment of fees	—	—	2,714	—	—	—	2,714
Quarterly distributions	—	—	(36,844)	—	(756)	—	(37,600)

Balance at June 30, 2001	17,260	6,598	$139,090	$82,204	$4,632	$(398)	$225,528

The accompanying notes are an integral part of these consolidated financial statements.

Cornerstone Propane Partners, L.P. and Subsidiary
Consolidated Statements of Cash Flows

Years Ended June 30,	2001	2000	1999
	(Thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(14,453)	$(10,363)	$5,173
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation	25,334	23,557	16,608
Amortization	24,302	14,067	10,645
Increase in fair market value of derivatives	(657)	—	—
Deferred income taxes	(4,511)	—	—
Other	(1,091)	(1,100)	134
Changes in assets and liabilities, net of effect of acquisitions:
Trade receivables	(77,073)	(25,017)	(1,217)
Inventories	39,323	(24,609)	864
Prepaid expenses and other current assets	(1,580)	725	(1,383)
Trade accounts payable and accrued expenses	78,829	22,540	(3,821)

Net cash from operating activities	68,423	(200)	27,003

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment, net	(13,777)	(25,226)	(24,638)
Acquisitions, net of cash received	—	(30,215)	(153,337)
Proceeds from sale of assets	10,061	6,640	2,690
Other assets	(2,705)	(1,468)	—

Net cash from investing activities	(6,421)	(50,269)	(175,285)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in Bank Credit Facility	(12,600)	28,800	9,380
Payments on other long-term debt	(9,135)	(5,508)	(7,171)
Proceeds from Senior Note Offerings	—	60,000	130,000
Payments for debt financing	(1,339)	(1,692)	(1,390)
Proceeds from additional unit offerings	—	—	58,900
Payments for additional unit offerings	—	—	(5,110)
Advances from (payments to) related parties	(2,675)	4,420	—
General Partners' contributions, net	10	—	(3,325)
Partnership distributions	(37,600)	(37,043)	(33,139)

Net cash from financing activities	(63,339)	48,977	148,145

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,337)	(1,492)	(137)
CASH AND CASH EQUIVALENTS, beginning of period	7,737	9,229	9,366

CASH AND CASH EQUIVALENTS, end of period	$6,400	$7,737	$9,229

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

(tabular dollars in thousands)

1. PARTNERSHIP ORGANIZATION AND FORMATION

    Cornerstone Propane Partners, L.P. ("Cornerstone Partners") was formed on October 7, 1996, as a Delaware limited partnership. Cornerstone Partners and its subsidiary, Cornerstone Propane, L.P., a Delaware limited partnership (the "Operating Partnership"), were formed to acquire, own and operate substantially all of the propane businesses and assets of SYN Inc. and its subsidiaries ("Synergy"), Empire Energy Corporation and its subsidiaries ("Empire"), and CGI Holdings, Inc. and its subsidiaries ("Coast"). These consolidated financial statements include the accounts of Cornerstone Partners, the Operating Partnership and its corporate subsidiaries, collectively referred to herein as the "Partnership." The Operating Partnership is principally engaged in (a) the retail marketing and distribution of propane for residential, commercial, industrial, agricultural, and other retail uses; (b) through Coast Energy Group ("CEG"), the marketing and distribution of propane, other natural gas liquids, crude oil, and natural gas to the retail propane industry, the chemical and petrochemical industries and other commercial and agricultural markets; (c) the repair and maintenance of propane heating systems and appliances; and (d) the sale of propane-related supplies, appliances, and other equipment.

    The General Partners of the Partnership, Cornerstone Propane GP, Inc. (a wholly owned subsidiary of Northwestern Growth Corp.) and SYN, Inc. (a majority owned subsidiary of Cornerstone Propane GP, Inc.) own the entire general partner interest in the Partnership and all of the Subordinated Units, representing an aggregate 27.1% limited partner interest and a 2% General Partner interest in the Partnership. The Partnership is managed by the Managing General Partner, Cornerstone Propane GP, Inc. Through the Managing General Partner's ability to manage and operate the Partnership and the ownership of all of the outstanding Subordinated Units by the General Partners (effectively giving the General Partners the ability to veto certain actions of the Partnership), the General Partners have the ability to control the management of the Partnership.

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

    During the Subordination Period (see Note 4), the Partnership may issue up to 4,270,000 additional Parity Units (generally defined as Common Units and all other Units having rights to distribution or in liquidation ranking on a parity with the Common Units), excluding Common Units issued in connection with (a) employee benefit plans and (b) the conversion of Subordinated Units into Common Units, without the approval of a majority of the Unitholders. As of June 30, 2001, 3,890,562 Parity Units are available for issuance. The Partnership may issue an unlimited number of additional Parity Units without Unitholder approval if such issuance occurs in connection with acquisitions including, in certain circumstances, the repayment of debt incurred in connection with an acquisition. In addition, under certain conditions, the Partnership may issue without Unitholder approval an unlimited number of Parity Units for the repayment of up to $75.0 million of long-term indebtedness of the Partnership. After the Subordination Period, the Managing General Partner may cause the Partnership to issue an unlimited number of additional limited partner interests and other equity securities of the Partnership for such consideration and on such terms and conditions as shall be established by the Managing General Partner at its sole discretion.

    The Partnership consummated several acquisitions during the years ended June 30, 2000 and 1999. The total consideration for these acquisitions consisted of both Common Units and debt, as follows:

	During the years ended June 30:
	2000	1999
Number of acquisitions	13	15
Total consideration (millions)	$32.0	$160.9
Value of Partnership
Units issued (millions)	—	9

    All acquisitions have been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on preliminary estimates of fair value as of the date of acquisition. Adjustments are made to these preliminary estimates during the appropriate allocation period when additional information is available to the Partnership. In addition, costs to be incurred as a direct result of the acquisition, which will have no future benefit, are accrued at the time of the acquisition. The balance of these costs was $6.9 million at June 30, 1999; fiscal 2000 additions were $1.0 million, charges were $7.6 million, and the balance at June 30, 2000 was $0.3 million. Fiscal 2001 additions were $0.5 million, charges were $0.8 million, and the balance at June 30, 2001 was $0.0 million. The estimated purchase price allocations (including estimates of these costs) are subject to adjustments, generally within one year of the date of the acquisitions, should new or additional facts about the acquisitions become available. The excess of the total purchase price over the estimated fair value of the net tangible and intangible assets acquired has been recorded as goodwill. Operating activities of the acquired companies have been included in the accompanying consolidated financial statements since their purchase dates.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Nature of Operations—The Partnership is one of the largest retail marketers of propane in the United States in terms of volume, serving more than 470,000 residential, commercial, industrial, and agricultural customers from over 260 customer service centers in 34 states. The Partnership's operations are concentrated in the east, south, central, and west coast regions of the United States.

    Basis of Presentation—These consolidated financial statements include the accounts of Cornerstone Partners and its subsidiaries. Certain 2000 and 1999 amounts in the accompanying financial statements have been reclassified to conform to the 2001 presentation. These reclassifications had no effect on operations or partners' capital as previously reported. All significant intercompany transactions and accounts have been eliminated.

    Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Financial Instruments—The carrying amounts for cash and cash equivalents, trade receivables, and accounts payable approximate fair value because of the short-term nature of these financial instruments. Based on the borrowing rates estimated to be available to the Partnership for bank loans with similar terms and average maturities, the fair value of long-term debt was approximately $22.1 million above its carrying value at June 30, 2001 and $19.8 million below its carrying value at June 30, 2000. See Note 10 for additional information on derivatives.

    Revenue Recognition—Sales of propane, other natural gas liquids, natural gas, and crude oil and the related cost of product are recognized at the time product is shipped or delivered to the customer. Revenue from the sale of propane appliances and equipment is recognized at the time of sale or installation, while revenue from repairs and maintenance is recognized upon completion of the service. Revenue from the rental of propane storage tanks is recognized on a straight-line basis over the term of the lease, generally one year.

    Cash and Cash Equivalents—The Partnership considers all liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of money market accounts and certificates of deposit.

    Trade Receivables, net—Trade receivables are stated net of allowance for doubtful accounts as follows for the years ended June 30, 2001 and 2000:

	2001	2000
Beginning balance	$2,651	$2,383
Provision	1,388	2,145
Write-offs, net of recoveries	(1,052)	(1,877)

Ending balance	$2,987	$2,651

    Inventories—Inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out ("FIFO") method for natural gas liquids ("NGL"), crude oil, natural gas, and parts, and the specific identification method for appliances. At June 30, the major components of inventory consisted of the following:

	2001	2000
NGL and other	$19,358	$28,006
Natural gas	2	3,994
Crude oil	3,920	28,404
Appliances	2,996	4,597
Parts	4,045	4,643

Total	$30,321	$69,644

    Property, Plant, and Equipment—Property, plant, and equipment are stated at cost of acquisition, primarily based upon estimates of fair value at the date of the IPO, with subsequent additions being added at their actual cost or based upon estimates of their fair value at the dates the applicable companies or assets were acquired. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows: buildings and improvements, 10 to 40 years; storage and consumer tanks, together with applicable installation costs, 10 to 40 years; and vehicles, equipment, office furnishings, and software costs, 3 to 10 years. The Partnership capitalizes both internal and external costs to develop and implement software. Leasehold improvements are amortized over the shorter of the estimated useful lives or the applicable lease terms. When property, plant or equipment is retired or otherwise disposed, the cost and related accumulated depreciation is removed from the accounts, and the resulting gain or loss is credited or charged to operations. Maintenance and repairs are expensed as incurred, while replacements and betterments that extend estimated useful lives are capitalized. Property, plant, and equipment at June 30 consisted of the following:

	2001	2000
Land	$14,425	$14,448
Buildings and improvements	15,355	15,648
Storage and consumer tanks	294,704	293,229
Other equipment	78,284	74,868

	402,768	398,193
Less accumulated depreciation	73,920	51,503

Total	$328,848	$346,690

    Goodwill—Goodwill represents the excess of acquisition cost over the estimated fair market value of identifiable net assets of acquired businesses and is being amortized on a straight-line basis over 40 years. Goodwill at June 30 consisted of the following:

	2001	2000
Goodwill	$343,695	$345,065
Less accumulated amortization	28,587	20,425

Total	$315,108	$324,640

    Other Intangible Assets—Noncompete and other agreements are amortized over the terms of the applicable agreements. Financing costs incurred in connection with the placement of Partnership debt are amortized over the terms of the applicable notes using the straight-line method. Other intangible assets at June 30 consisted of the following:

	2001	2000
Noncompete agreements	$26,560	$25,912
Financing costs	25,242	10,744
Other	9,769	9,869

	61,571	46,525
Less accumulated amortization	28,947	13,369

Total	$32,624	$33,156

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

    Foreign Currency—The Partnership uses the U.S. Dollar as its functional currency. Financial statements of the Partnership's Canadian operations are translated to U.S. Dollars for consolidation purposes using current rates of exchange for assets and liabilities. Revenues and expenses are translated at rates that approximate the rates in effect on the transaction date. Gains and losses from this process are included in Operating, General and Administrative expenses in the Consolidated Statement of Operations.

    Income Taxes—Neither Cornerstone Partners nor the Operating Partnership is directly subject to federal and state income taxes. Instead, taxable income or loss is allocated to the individual partners. As a result, no income tax expense has been reflected in these consolidated financial statements related to the earnings of Cornerstone Partners or the Operating Partnership. The Operating Partnership has subsidiaries that operate in corporate form and are subject to federal and state income taxes. Accordingly, these consolidated financial statements reflect income taxes related to the operations of these corporate subsidiaries. In fiscal 2001, the Partnership recognized an income tax benefit related to the implementation of certain tax planning strategies to utilize net operating loss carryforwards in the corporate subsidiaries. This benefit was the result of a reduction in a previously established valuation allowance on the deferred tax asset. At June 30, 2001 and 2001, the net non-current deferred tax liability was $1.7 million and $6.2 million, respectively. Net earnings for financial statement purposes may differ significantly from taxable income reportable to Unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under the Partnership Agreement and the Internal Revenue Code.

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

    Limited Partners' Net Income (Loss) per Unit—Net income (loss) per unit is computed by dividing net income (loss), after deducting the General Partners' 2% interest, by the weighted average number of outstanding Common and Subordinated Units.

    Unit-Based and Phantom Stock Based Compensation—The Partnership accounts for unit-based compensation as (a) deferred compensation for time-vesting units and (b) compensation for performance-vesting units when the Partnership's performance meets defined criteria (see Note 6). Compensation for the time-vesting units was accrued when the units were granted. No compensation has been accrued for performance-vesting units since the Partnership has not made any distributions to the Subordinated Unitholders during the past three fiscal years. As of June 30, 2001, 53,927 units of the time-vesting units had vested, valued at $656,000. Unvested units are not considered Common Unit equivalents for the purpose of computing primary earnings per unit.

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

    Loss on disposition of business and other non-recurring charges—During fiscal 2000, the Partnership expanded CEG's physical natural gas operations into financial instruments. Management subsequently concluded that this strategy was incompatible with the Partnership's risk profile and value proposition and, accordingly, discontinued those operations in the fourth quarter of fiscal 2000. The Partnership recognized $5.6 million of related losses in fiscal 2001 and $4.6 million in fiscal 2000.

    In February 2001, the Partnership consummated the sale of its Canadian crude oil activities. The terms of this agreement transfer certain assets and contracts of CEG's Canadian business operations to the buyer effective December 1, 2000. This transaction was reported in the Partnership's third fiscal quarter results. In the fourth quarter of fiscal 2001, the Partnership recorded a $9.8 million non-cash charge following a detailed review of the Canadian crude oil and U.S.-based petroleum liquids processing operations of CEG. The review was performed in connection with the documentation of the final accounting treatment of the sale of CEG's Canadian crude oil business in fiscal 2001. It was determined that $8.2 million of this charge was directly related to the Canadian crude oil business, which is included in "Loss on disposition of business and other non-recurring charges" on the Partnership's Consolidated Statement of Operations. The net loss from the disposition of the Canadian crude oil business was $7.8 million.

    Comprehensive Income—Comprehensive income is comprised of net income and foreign currency translation adjustments.

3.
LONG-TERM DEBT

    Long-term debt at June 30 consisted of the following:

	2001	2000
Bank Credit Facility	$34,300	$46,900
Senior Notes	410,000	410,000
Notes payable	23,856	31,389

	468,156	488,289
Less current maturities	7,535	9,671

Total	$460,621	$478,618

    On November 20, 1998, the Partnership entered into a new Bank Refunding Credit Agreement (the "Credit Agreement"). The Credit Agreement was subsequently amended effective June 30, 2000 to provide greater flexibility with respect to the financial covenants under the original Credit Agreement. In connection with this amendment, Northwestern Corporation ("Northwestern" the owner of the General Partner interest and Subordinated Units) provided certain guaranties under the Credit Agreement. The Partnership incurred amendment fees and expenses and entered into an agreement with Northwestern authorizing the issuance of warrants to purchase 568,750 Partnership common units under certain circumstances. Warrants for 379,438 common units were exercised during fiscal 2001.

    The Working Capital Facility under the Credit Agreement provides for revolving borrowings up to $70.0 million (including a $20.0 million sub-limit for letters of credit) and matures on November 30, 2001. The Credit Agreement provides that there must be less than $20.0 million outstanding under the Working Capital Facility (excluding letters of credit) for at least 30 consecutive days during each fiscal year. Outstanding letters of credit totaled $16.8 million at June 30, 2001.

    The Acquisition Facility under the Credit Agreement provides the ability to borrow to finance business acquisitions and growth capital expenditures. The Acquisition Facility operates as a revolving facility through November 30, 2001. As of June 30, 2001, $10.7 million was outstanding under the Acquisition Facility, which cannot be increased.

    The Partnership is currently negotiating to extend the maturity date of the Credit Agreement with a maturity date in fiscal 2003 or later. While management believes that negotiations are proceeding satisfactorily, contractual commitments have not been made as of October 5, 2001, and the transaction has not been consummated. Northwestern, in its capacity as owner of the Managing General Partner, has agreed to extend credit to the Partnership in the event satisfactory third part financing cannot be arranged by November 30, 2001. While the terms of such credit facility would need to be negotiated, Northwestern has agreed that any such credit extension would not mature prior to July 1, 2002, unless an alternative third party credit facility was in place. As a result of this commitment, the Credit Agreement continues to be classified as long term.

    In addition to the Operating Partnership's obligations under the Credit Agreement, the Operating Partnership has obtained funds and has obligations through Senior Note Agreements, which are secured, on an equal and ratable basis, with its obligations under the Credit Agreement. Subordinated to these obligations, Cornerstone Partners has obtained funds and has obligations on its Senior Note Agreements.

    Loans under the Credit Agreement are variable interest rate loans, based on prime or Eurodollar interest rates. At June 30, 2001, the applicable base prime and Eurodollar rates were 7.75% and 5.42%, respectively. In addition, a fee is payable quarterly by the Operating Partnership (whether or not borrowings occur) ranging from .25% to .50% depending upon specific financial ratios. The weighted-average interest rates for the Credit Agreement and Senior Note borrowings for the years ended June 30, 2001, 2000, and 1999 were 8.1%, 8.0% and 7.7%, respectively.

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

    On June 25, 1999, Cornerstone Partners issued $45.0 million of Senior Notes with a fixed annual interest rate of 10.26% pursuant to note purchase agreements with various investors. These notes are subordinated to all other senior notes and the credit agreement, mature on June 30, 2009, and require semi-annual interest payments each December 31 and June 30. This note agreement requires that the principal be paid in equal annual installments of $9.0 million starting June 30, 2005.

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

    The terms and covenants of these Senior Note agreements include various financial ratios. These ratios are incurrence tests to be met in order to borrow additional debt by the Partnerships other than under the Credit Agreement and certain other exceptions. In addition, other financial ratios must be met for the Partnership to pay the Minimum Quarterly Distribution ("MQD") without approval of the Senior Note holders. At June 30, 2001, the Partnership's financial ratios were outside of the incurrence test thresholds; therefore the Partnership is currently precluded from borrowing additional debt other than under the Credit Agreement and certain other exceptions until these financial ratios are within the thresholds stated in the agreements. The Partnership's financial ratios meet all requirements with respect to its ability to make distribution payments. The Partnership was in compliance with all other terms and covenants of these Senior Notes at June 30, 2001.

    The terms and covenants of the Credit Agreement also include various financial ratios. The Partnership was in compliance with all terms and covenants of the Credit Agreement at June 30, 2001.

    Notes payable consist of mortgages, capital leases, and noncompete agreements. At June 30, 2001, these notes payable carried interest rates ranging from 7.25% to 10.5% and are due periodically through fiscal 2008.

    Aggregate annual maturities of the long-term debt outstanding are:

Fiscal year ending June 30,
2002	$7,535
2003	33,601
2004	50,203
2005	63,701
2006	63,791
Thereafter	249,325

Total	$468,156

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

    Distributions are determined on a quarterly basis. During Fiscal 2001, Common Unitholders were paid $0.54 per unit for the quarters ending in September, December, and March. For the quarter ending in June 2001, the Common Unitholders were paid $0.27 per unit. As discussed above, the Common Unitholders are entitled to arrearages of the Minimum Quarterly Distribution prior to the distribution of Available Cash to Subordinated Unitholders. During fiscal 2000 and 1999, Common

Unitholders were paid $0.54 per unit for each quarter. There have been no distributions to Subordinated Unitholders in fiscal 2001, 2000, or 1999.

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

    A number of personal injury, property damage, and product liability suits are pending or threatened against the Partnership. These lawsuits have arisen in the ordinary course of the Partnership's business and involve claims for actual damages and in some cases, punitive damages, arising from the alleged negligence of the Partnership or as a result of product defects or similar matters. Of the pending or threatened matters, a number involve property damage and several involve serious personal injuries. In certain cases, the claims made are for relatively large amounts. Although any litigation is inherently uncertain, based on past experience, the information currently available and the presence of insurance coverage, the Partnership does not believe that these pending or threatened litigation matters will have a material adverse effect on its results of operations or its financial condition.

6. RESTRICTED UNIT AND PHANTOM STOCK PLANS

    The Partnership adopted the 1996 Restricted Unit Plan ("RUP"), as amended, to authorize the issuance of Common Units with an aggregate value of $17.5 million (approximately 870,000 Common Units) to directors, executives, managers, and selected supervisors of the Partnership. Units issued under the RUP are subject to a bifurcated vesting schedule such that (a) 25% of the issued units vest over time with one-third of such units vesting at the end of each of the third, fifth, and seventh anniversaries of the issuance date, and (b) the remaining 75% of the units vest automatically upon the conversion of Subordinated Units to Common Units. RUP participants are not eligible to receive quarterly distributions or vote their respective units until the applicable units vest. Restrictions generally limit the sale or transfer of the units during the restricted periods. The value of the restricted unit is established by the market price of Common Units at the date of grant. Vested units issued under the RUP may not be sold for at least one year and are subject to the provisions of SEC Rule 144. As of June 30, 2001, restricted units with a value of $10.9 million have been awarded but not vested. The compensation cost related to such units will be recognized over the vesting period of the related awards.

    The Partnership adopted the 1996 Stock Appreciation Rights ("SAR") plan, as amended utilizing a valuation of phantom stock and vests over a five year period for each participant. As of June 30, 2001, the total value accrued related to the SAR plan was $0.1 million.

7. PARTNERS' CAPITAL

    Partners' Capital consists of General Partner ownership (2.0%), Common Unitholder interest (70.9%) and Subordinated Unitholder interest (27.1%) as of June 30, 2001. When additional units are issued, the General Partners are required to make additional contributions to maintain their 2% interest in the Partnership.

    Upon expiration of the Subordination Period (see Note 4), all remaining Subordinated Units will convert into Common Units on a one-for-one basis and will thereafter participate pro rata with the other Common Units in distributions of Available Cash.

8. EMPLOYEE BENEFIT PLANS

    The Partnership maintains a defined contribution retirement plan under section 401(k) of the Internal Revenue Code (the "Plan") available to substantially all employees. Employees who elect to participate may contribute a percentage of their salaries to the Plan. The Partnership contributed from 20% to 40% of the employee's contributions to the Plan up to a maximum of 5% of the employee's salary. Contributions to the Plan were not material for the years ended June 30, 2001, 2000 or 1999.

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

9. OPERATING LEASES

    The Partnership leases retail sales offices and administrative office space under cancelable and noncancelable operating leases expiring in various years through 2008. These leases generally contain renewal options and require the Partnership to pay all executory costs (property taxes, maintenance, and insurance). Rental expense under all operating leases was $6.4 million, $6.1 million, and $5.6 million in the years ended June 30, 2001, 2000, and 1999, respectively.

    Future minimum lease payments under noncancelable operating leases are:

Fiscal year ending June 30,
2002	$3,406
2003	2,681
2004	2,008
2005	1,649
2006	1,274
Thereafter	2,901

10. DERIVATIVES AND HEDGING

    The Partnership utilizes commodity futures contracts and other financial derivatives to reduce its exposure to unfavorable changes in commodity prices. For the years ended June 30, 2000 and 1999, the Partnership followed the provisions of SFAS No. 80, "Accounting for Futures Contracts", in accounting for derivatives. Net realized gains and losses for derivatives designated and qualifying as hedges were deferred and recognized in cost of sales as a component of the product cost of the hedged item. Net realized gains and losses for derivatives not qualifying as hedges were recognized in earnings when the position was closed. During fiscal 2000, natural gas derivatives were also used to expand CEG's natural gas operations, which, due to unfavorable market movements, resulted in a charge against earnings of $4.6 million in fiscal 2000. The Partnership determined that these activities were incompatible with the Partnership's risk profile and tolerance, and these activities were discontinued in the fourth quarter of fiscal 2000. As these positions were closed out, a charge against earnings of $5.6 million was recorded during fiscal 2001.

    In July 2000, the Partnership adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which established new accounting and reporting guidelines requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. Companies must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The Partnership has elected to neither formally document the effectiveness of derivatives nor determine if transactions meet the stringent requirements for hedge accounting under SFAS No. 133; therefore, all derivatives are marked to market. As such, any increases or decreases in contract values, compared to month-end market prices, are reported as gains or losses in the Partnership's Consolidated Statement of Operations.

    At July 1, 2000, the Partnership had net unrealized losses on derivatives totaling $5.3 million, which was recognized as the cumulative effect of adopting SFAS No. 133 in fiscal 2001. During the year ended June 30, 2001, the Partnership's liability for derivatives decreased by $6.0 million, which is reported as the increase in fair value of derivatives in the Consolidated Statement of Operations. At June 30, 2001, the fair market value of the Partnership's derivatives exceeded their contract values by approximately $0.7 million, which is included in other assets in the Consolidated Financial Statements.

    The fair value of fixed-price contracts as of June 30, 2001 was estimated based on market prices of natural gas, natural gas liquids, and crude oil for the periods covered by the contracts. The net differential between the prices in each contract and market prices for future periods, as adjusted for estimated basis, has been applied to the volumes stipulated in each contract to arrive at an estimated future value. This estimated future value was discounted on a contract-by-contract basis at rates commensurate with our estimation of contract performance risk and counterparty credit risk.

11. RECENTLY ADOPTED ACCOUNTING STANDARDS

    On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 eliminates the requirement to amortize goodwill over its estimated useful life; rather, goodwill will be subject to at least an annual fair-value based impairment test. SFAS No. 142 also requires that intangible assets be recognized separately if the benefit of the intangible asset is obtained through contractual rights or if the intangible asset can be sold, transferred, licensed, rented or exchanged without regard to the acquirer's intent to do so. The Partnership is evaluating the impact of adopting SFAS No. 142 and intends to adopt SFAS No. 142 effective July 1, 2001. Goodwill amortization for the years ended June 30, 2001, 2000, and 1999 was $8.2 million, $8.3 million, and $7.2 million, respectively.

12. SEGMENT AND RELATED INFORMATION

    The Partnership's two principal business segments are its retail and CEG operations. The retail segment includes propane sales, principally to end-users; repair and maintenance of propane heating systems and appliances; and the sale of propane-related supplies, appliances, and other equipment. These transactions are accounted for as one business segment internally and share the same customer base. CEG provides marketing and distribution services to other resellers of propane and end-users. Principal products are propane, other natural gas liquids, crude oil, and natural gas. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intra-company transactions between segments are recorded at the approximate market value at the transaction date. The segments are evaluated internally using earnings before interest, taxes, depreciation, amortization, and non-recurring charges ("EBITDA"). Normal gains and losses from the sale of assets are included in Operating, general and administrative expenses, while gains and losses from the sale of business units are excluded. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not in accordance with nor superior to generally accepted accounting principles, but provides additional information for evaluating the Partnership's ability to pay its Minimum Quarterly Distributions ("MQD"). Depreciation, amortization, interest, and some operating, general and administrative expenses are not specifically tracked by business segment, and are therefore included in the "Other" category in the following schedules:

	Year Ended June 30, 2001
	Retail	CEG	Other	Total
Revenues	$430,498	$3,775,902	$—	$4,206,400
Cost of sales	237,398	3,734,359	—	3,971,757

Gross profit	193,100	41,543	—	234,643
Operating, general and administrative expenses	106,313	33,224	11,388	150,925

EBITDA	86,787	8,319	(11,388)	83,718
Loss on disposition of business and other non-recurring charges	—	13,330	—	13,330
Non-allocated expenses	—	—	84,841	84,841

Net income (loss)	$86,787	$(5,011)	$(96,229)	$(14,453)

	Year Ended June 30, 2000
	Retail	CEG	Other	Total
Revenues	$338,392	$3,388,698	$—	$3,727,090
Cost of sales	170,256	3,346,036	—	3,516,292

Gross profit	168,136	42,662	—	210,798
Operating, general and administrative expenses	103,131	27,303	11,562	141,996

EBITDA	65,005	15,359	(11,562)	68,802
Non-recurring charge	—	4,600	—	4,600
Non-allocated expenses	—	—	74,565	74,565

Net income (loss)	$65,005	$10,759	$(86,127)	$(10,363)

	Year Ended June 30, 1999
	Retail	CEG	Other	Total
Revenues	$264,631	$889,977	$—	$1,154,608
Cost of sales	111,402	861,965	—	973,367

Gross profit	153,229	28,012	—	181,241
Operating, general and administrative expenses	93,646	17,712	12,377	123,735

EBITDA	59,583	10,300	(12,377)	57,506
Non-allocated expenses	—	—	52,333	52,333

Net income (loss)	$59,583	$10,300	$(64,710)	$5,173

	As of June 30, 2001
	Retail	CEG	Other	Total
Identifiable assets	$298,732	$144,977	46,967	$490,676	(a)
General corporate assets	—	—	378,165	378,165

Total assets	$298,732	$144,977	$425,132	$868,841

	As of June 30, 2000
	Retail	CEG	Other	Total
Identifiable assets	$356,756	$104,012	$10,000	$470,768	(a)
General corporate assets	—	—	380,442	380,442

Total assets	$356,756	$104,012	$390,442	$851,210

(a)
Identifiable assets for the retail and CEG segments include accounts receivable, inventories and property, plant and equipment, net of accumulated depreciation

13. ADDITIONAL CASH FLOW INFORMATION

Year Ended June 30,	2001	2000	1999
Noncash Transactions:
Assets acquired in exchange for partnership units	$—	$—	$8,959
Assets acquired in exchange for current liabilities and debt	—	6,057	31,078
Common Units issued in payment of debt	580	—	—
Warrants for Common Units issued in payment of fees	8,287	—	—
Guarantee fees accrued	4,550	—	—
Cash Payment Information:
Cash paid for interest	40,198	35,886	29,002

14. QUARTERLY DATA (UNAUDITED)

Fiscal 2001	September 30		December 31		March 31	June 30
	(restated)		(restated)		(restated)
Revenues	$1,094,897		$1,815,728		$865,401	$430,374
Operating income (loss)	(8,820	)(a)	19,221	(b)	30,344	(19,993	)(c)
Net income (loss)	(21,685	)(a)	11,605	(b)	19,509	(23,882	)(c)
Net income (loss) per unit	(0.91	)(a)	0.49	(b)	0.81	(0.78	)(c)

  (a) — includes a $4.4 million non-recurring charge

  (b) — includes a $1.2 million non-recurring charge

  (c) — includes a $9.8 million non-recurring charge

Fiscal 2000	September 30	December 31	March 31	June 30
Revenues	$556,527	$929,309	$1,109,585	$1,131,669
Operating income (loss)	(6,459)	18,416	30,015	(15,394	)(d)
Net income (loss)	(14,867)	8,659	20,532	(24,687	)(d)
Net income (loss) per unit	(0.62)	0.36	0.86	(1.03	)(d)

  (d) — includes a $4.6 million non-recurring charge

    The quarters ended September 30, 2000, December 31, 2000, and March 31, 2001 have been restated to reflect the effects of the application of Staff Accounting Bulletin No. 101, Revenue Recognition ("SAB 101") issued by the Securities and Exchange Commission regarding the recognition of rental income on propane storage tanks by the Partnership. The Partnership adopted SAB 101 in the fourth quarter of fiscal 2001 retroactive to July 1, 2000. The effect of this implementation was to adjust Revenues, Operating income (loss), and Net income (loss) by $(1,431), $206, and $857 for the quarters ended September 30, December 31, and March 31, respectively. There was no significant cumulative effect upon initial adoption.

QuickLinks

Cornerstone Propane Partners, L.P.
Index
Part I
  Item 1. Business.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Unitholders.
PART II
  Item 5. Market for Registrant's Common Equity and Related Unitholder Matters.
  Item 6. Selected Financial Data.
CORNERSTONE PROPANE PARTNERS, L.P. CONSOLIDATED FINANCIAL STATEMENT DATA (In Thousands, Except Per Unit Data)
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data.
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
Summary Compensation Table
  Item 12. Security Ownership of Certain Beneficial Owners and Management, Ownership of Partnership Units by the General Partners and Directors and Executive Officers of The Managing General Partner
  Item 13. Certain Relationships and Related Party Transactions.
PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
SIGNATURES
Cornerstone Propane Partners, L.P. and Subsidiary Consolidated Balance Sheets
Cornerstone Propane Partners, L.P. and Subsidiary Consolidated Statements of Operations
Cornerstone Propane Partners, L.P. and Subsidiary Consolidated Statements of Partners' Capital
Cornerstone Propane Partners, L.P. and Subsidiary Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements (tabular dollars in thousands)