Form 10-Q
period 2001-09-30
CORNERSTONE PROPANE PARTNERS LP
filed 2001-11-13
CIK 1024338

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

Commission File Number 1-2499

CORNERSTONE PROPANE PARTNERS, L.P.

(Exact name of registrant as specified in its charter)

Delaware	77-0439862
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

432 Westridge Drive, Watsonville, California	95076
(Address of principal executive offices)	(Zip Code)
(831) 724-1921
Registrant’s telephone number, including area code

NONE
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒   No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 13, 2001:
17,267,827 - Common Units

CORNERSTONE PROPANE PARTNERS, L.P.

CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

ASSETS	September 30,		June 30,
	2001	2000	2001
		(restated, see Note 4)
Current assets:
Cash and cash equivalents	$8,187	$8,940	$6,400
Trade receivables, net	125,305	61,598	131,507
Inventories	36,596	73,741	30,321
Prepaid expenses	1,793	3,038	2,503
Other current assets	19,236	2,923	8,550
Total current assets	191,117	150,240	179,281

Property, plant, and equipment, net	323,469	338,192	328,848
Goodwill, net	315,108	322,655	315,108
Other intangibles, net	28,572	40,030	32,624
Due from related party	-	-	4,839
Other assets	8,405	5,790	8,141
Total assets	$866,671	$856,907	$868,841

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
Current portion of long-term debt	$63,988	$8,721	$7,535
Trade accounts payable	142,936	72,109	136,723
Accrued expenses	23,692	27,677	27,259
Total current liabilities	230,616	108,507	171,517

Long-term debt, less current portion	425,051	490,521	460,621
Due to related party	5,205	5,266	7,986
Other noncurrent liabilities	2,337	10,171	3,189
Total liabilities	663,209	614,465	643,313

Partners' capital
Common Unitholders	122,271	157,906	139,090
Subordinated Unitholders	77,557	80,183	82,204
General partners	4,193	4,939	4,632
Accumulated other comprehensive income	(559)	(586)	(398)
Total partners' capital	203,462	242,442	225,528

Total liabilities and partners' capital	$866,671	$856,907	$868,841

The accompanying notes are an integral part of these financial statements.

CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

(Unaudited)

	For the three months ended
	September 30,
	2001	2000
		(restated, see Note 4)
Revenues	$439,873	$1,094,897

Cost of Sales	403,123	1,053,833

Gross profit	36,750	41,064

Expenses:
Operating, general, and administrative	33,857	34,532
Depreciation	5,949	6,275
Amortization	4,440	4,697
Non-recurring charge	-	4,380
	44,246	49,884

Operating loss	(7,496)	(8,820)

Gain (loss) in fair value of derivatives	(436)	2,460
Interest expense	9,221	9,949

Loss before provision for income taxes	(17,153)	(16,309)

Income tax expense (benefit)	(4)	47

Loss before cumulative effect of change in accounting principle	(17,149)	(16,356)
Cumulative effect of change in accounting principle	-	(5,329)

Net loss	$(17,149)	$(21,685)
General partners' interest in net loss	$(343)	$(434)
Limited partners' interest in net loss	$(16,806)	$(21,251)

Loss per unit before cumulative effect of change in accounting principle	$(0.70)	$(0.68)
Cumulative effect per unit of change in accounting principle	$-	$(0.23)
Net loss per unit	$(0.70)	$(0.91)
Weighted average number of units outstanding	23,859	23,448

The accompanying notes are an integral part of these financial statements.

CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

(Dollars in thousands)

(Unaudited)

	Thousands of Units					Accumulated
						Other	Total
					General	Comprehensive	Partners'
	Common	Subordinated	Common	Subordinated	Partners	Loss	Capital
Balance at June 30, 2001	17,260	6,598	$139,090	$82,204	$4,632	$(398)	$225,528

Comprehensive net loss:
Net loss	-	-	(12,159)	(4,647)	(343)	-	(17,149)
Other comprehensive loss	-	-	-	-	-	(161)	(161)

Net comprehensive loss	-	-	(12,159)	(4,647)	(343)	(161)	(17,310)

Quarterly distributions	-	-	(4,660)	-	(96)	-	(4,756)

Balance at September 30, 2001	17,260	6,598	$122,271	$77,557	$4,193	$(559)	$203,462

Balance at June 30, 2000	16,822	6,598	$176,961	$86,163	$5,546	$(560)	$268,110

Comprehensive net loss:
Net loss	-	-	(15,271)	(5,980)	(434)	-	(21,685)
Other comprehensive loss	-	-	-	-	-	(26)	(26)

Net comprehensive loss	-	-	(15,271)	(5,980)	(434)	(26)	(21,711)

Issuance of Common Units and General Partners' contribution	44	-	580	-	14	-	594

Issuance of warrants in payment of fees	-	-	4,740	-	-	-	4,740

Quarterly distributions	-	-	(9,104)	-	(187)	-	(9,291)

Balance at September 30, 2000	16,866	6,598	$157,906	$80,183	$4,939	$(586)	$242,442

Information presented for fiscal year 2001 has been restated to reflect the implementation of S.A.B. 101. See Note 4.

The accompanying notes are an integral part of these financial statements.

CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	September 30,
	2001	2000
		(restated, see Note 4)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,149)	$(21,685)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	5,949	6,275
Amortization	4,440	4,697
Gain on sale of assets	(63)	(873)
Other	(161)	(26)
Cumulative effect of adoption of accounting principle	-	5,329
Gain in fair value of derivatives	436	(2,460)
Changes in assets and liabilities:
Trade receivables-net	6,202	(7,164)
Inventories	(6,275)	(4,097)
Prepaid expenses and other current assets	(9,976)	3,512
Trade accounts payable and accrued expenses	2,210	13,692
Net cash from operating activities	(14,387)	(2,800)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment, net	(1,761)	(977)
Proceeds from sale of assets	1,254	4,073
Other	(652)	(535)
Net cash from investing activities	(1,159)	2,561

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in Working Capital Facility	22,600	12,700
Payments on other long-term debt	(2,569)	(1,424)
Payments for debt financing	-	(1,375)
Advances from related parties	2,058	818
Issuance of Common Units	-	14
Partnership distributions	(4,756)	(9,291)
Net cash from financing activities	17,333	1,442

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,787	1,203

CASH AND CASH EQUIVALENTS, beginning of period	6,400	7,737

CASH AND CASH EQUIVALENTS, end of period	$8,187	$8,940

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$7,235	$6,856

NON-CASH INVESTING & FINANCING ACTIVITIES:
Common Units issued in payment of debt	$-	$580
Warrants for Common Units issued in payment of fees	$-	$4,740

The accompanying notes are an integral part of these financial statements.

CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30,2001

(Dollars in thousands, except unit data)

(Unaudited)

1.     BASIS OF PRESENTATION

These consolidated financial statements include the accounts of Cornerstone Propane Partners, L.P. (“Cornerstone Partners”) and its subsidiary, Cornerstone Propane, L.P. (the “Operating Partnership”), and the Operating Partnership’s corporate subsidiaries collectively referred to as the “Partnership”. All material intercompany balances and transactions have been eliminated. Certain 2000 amounts in the accompanying consolidated financial statements have been reclassified to conform to the 2001 presentation. These reclassifications had no effect on net loss or Partners’ capital as previously reported, except as noted in Note 4.

The accompanying interim consolidated financial statements of the Partnership are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been reflected in the interim periods presented. Such adjustments consisted only of normal recurring items. The Partnership’s business is seasonal and, accordingly, interim results are not indicative of results for a full year. The significant accounting policies and certain financial information, which are normally included in financial statements prepared in accordance with generally, accepted accounting principles, but which are not required for interim reporting purposes, have been condensed or omitted. The accompanying consolidated financial statements of the Partnership should be read in conjunction with the consolidated financial statements and related notes included in the Partnership’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

2.     DISTRIBUTIONS OF AVAILABLE CASH

The Partnership will make distributions to its partners with respect to each fiscal quarter of the Partnership within 45 days after the end of each fiscal quarter in an aggregate amount equal to its Available Cash for such quarter. The Partnership will distribute 100% of its Available Cash (98% to Unitholders and 2% to the General Partners) until the Minimum Quarterly Distribution (“MQD”) of $.54 per unit for such quarter has been met. The MQD will be subject to the payment of incentive distributions in the event Available Cash exceeds the MQD of $.54 on all units. During the Subordination Period, to the extent there is sufficient Available Cash, the holders of Common Units have the right to receive the MQD, plus any arrearages, prior to the distribution of Available Cash to holders of Subordinated Units. Subordinated Units do not accrue arrearages with respect to distributions for any quarter.

On October 26, 2001, the distribution for the three month period from July 1, 2001 to September 30, 2001 was declared in the amount of $4,756, representing in the aggregate, distributions to the Common Unitholders and General Partners at $0.27 per common unit. This distribution will be paid on November 15, 2001. No distributions have been declared and subsequently paid on the Subordinated Units for the period from October 1, 1997 to September 30, 2001.

Distributions are determined on a quarterly basis by the Board of Directors based on inputs and recommendations of Management. The assessment of Available Cash is made by the Partnership by reviewing the cash produced by the operations of the Partnership, the expected cash to be generated in the future and the future cash needs of the Partnership.  If Available Cash is not sufficient to meets these needs, the Partnership can distribute a lower amount.  If the distribution to the Common Units Holders is below the MQD, arrearages will accrue on a cumulative basis for the difference between the MQD and the distribution paid. As of November 15, 2001, cumulative arrearages on Common Units will be $.54 unit due to distributions being below the MQD for the quarters ended on June 30 and September 30, 2001.

3.     NET INCOME PER UNIT

Net income per unit is computed by dividing net income, after considering the General Partners’ 2% interest, by the weighted average number of Common and Subordinated Units outstanding during the period.

4.     RECENTLY ADOPTED ACCOUNTING STANDARDS

SEC Staff Accounting Bulletin No. 101, Revenue Recognition

Financial information for the quarter ended September 30, 2000 has been restated to reflect the effects of the application of Staff Accounting Bulletin No. 101, Revenue Recognition (“SAB 101”) issued by the Securities and Exchange Commission regarding the recognition of rental income on propane storage tanks by the Partnership. The Partnership adopted SAB 101 in the fourth quarter of fiscal 2001 retroactive to July 1, 2000. The effect of this implementation was to decrease Revenues, and increase Operating loss and Net loss by $1,431 for the quarter ended September 30, 2000. There was no significant cumulative effect upon initial adoption.

Statement of Financial Accounting Standards No. 142  - Goodwill and Other Intangible Assets

On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 142 eliminates the requirement to amortize goodwill over its estimated useful life; rather, goodwill will be subject to at least an annual fair-value based impairment test. SFAS No. 142 also requires that intangible assets be recognized separately if the benefit of the intangible asset is obtained through contractual rights or if the intangible asset can be sold, transferred, licensed, rented or exchanged without regard to the acquirer’s intent to do so. The Partnership adopted SFAS No. 142 effective July 1, 2001 and as a result, amortization expense for the quarter ended September 30, 2001 was reduced by approximately $2.0 million. The Partnership is evaluating whether any impairment of goodwill exists as of July 1, 2001 or whether the adoption of SFAS No. 142 will have any other effect on intangible assets. The Partnership expects to substantially complete this analysis by December 31, 2001, and will restate September 30, 2001 quarterly information if necessary for any other effects of adopting SFAS No. 142 in accordance with the provisions of this statement.

	For the three months ended
	September 30,
	2001	2000
Reported net loss before cumulative effect of change in accounting principle	$(17,149)	$(16,356)
Add back: Goodwill amortization	-	2,149
Adjusted net loss before cumulative effect of change in accounting principle	(17,149)	(14,207)

Cumulative effect of change in accounting principle	-	(5,329)
Adjusted net loss	$(17,149)	$(19,536)

Reported net loss per unit before cumulative effect of change in accounting principle	$(0.70)	$(0.68)
Add back: Goodwill amortization per unit	-	0.09
Adjusted net loss per unit before cumulative effect of change in accounting principle	(0.70)	(0.59)

Cumulative effect per unit of change in accounting principle	-	(0.23)

Adjusted net loss per unit	$(0.70)	$(0.82)

5.     SEGMENT AND RELATED INFORMATION

For the purpose of providing segment information, the Partnership’s two principal business segments are its retail and Coast Energy Group (“CEG”) operations. The retail segment includes propane sales, principally to end-users; repair and maintenance of propane heating systems and appliances; and the sale of propane-related supplies, appliances, and other equipment. These transactions are accounted for as one business segment internally and share the same customer base. CEG provides supply, marketing, and distribution services to other resellers of propane and end-users. Principal products are propane, other natural gas liquids, crude oil, and natural gas. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the annual report on Form 10-K. Intra-company transactions between segments are recorded approximately at market value at the transaction date.

The segments are evaluated internally using earnings before interest, taxes, depreciation, amortization, and non-recurring charges (“EBITDA”). Depreciation, amortization, interest and some operating, general, and administrative expenses are not specifically tracked by business segment, and are therefore included in the “Other” category in the following tables:

	Three Months Ended September 30, 2001
	Retail	CEG	Other	Total
Revenues	$57,344	$382,529	$-	$439,873

Cost of sales	27,780	375,343	-	403,123

Gross profit	29,564	7,186	-	36,750

Operating, general, and administrative expenses	24,285	6,516	3,056	33,857

EBITDA	5,279	670	(3,056)	2,893

Non-allocated expenses	-	-	(20,042)	(20,042)

Net income (loss)	$5,279	$670	$(23,098)	$(17,149)

	Three Months Ended September 30, 2000
	Retail	CEG	Other	Total
Revenues	$63,274	$1,031,623	$-	$1,094,897

Cost of sales	35,268	1,018,565	-	1,053,833

Gross profit	28,006	13,058	-	41,064

Operating, general, and administrative expenses	24,048	7,761	2,723	34,532

EBITDA	3,958	5,297	(2,723)	6,532

Non-recurring charges	-	(4,380)	-	(4,380)
Non-allocated expenses	-	-	(23,837)	(23,837)

Net income (loss)	$3,958	$917	$(26,560)	$(21,685)

	As of September 30, 2001
	Retail	CEG	Other	Total
Identifiable assets	$297,583	$142,942	$44,845	$485,370	(a)
General corporate assets	-	-	381,301	381,301
Total assets	$297,583	$142,942	$426,146	$866,671

	As of September 30, 2000
	Retail	CEG	Other	Total
Identifiable assets	$323,306	$99,061	$51,164	$473,531	(a)
General corporate assets	-	-	383,376	383,376
Total assets	$323,306	$99,061	$434,540	$856,907

(a) - identifiable assets for the retail and CEG segments include accounts receivable, inventories, and property, plant and equipment, net of accumulated depreciation

Normal gains and losses from the sale of assets are included in Operating, general and administrative expenses, while gains and losses from the sale of business units are excluded. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not in accordance with nor superior to generally accepted accounting principles, but provides additional information for evaluating the Partnership’s ability to pay its Minimum Quarterly Distribution and to service and incur indebtedness.  Cash flows in accordance with generally accepted accounting principles consist of cash flows from operating, investing and financing activities; cash flows from operating activities reflect net income (including charges for interest and income taxes, which are not reflected in EBITDA), adjusted for noncash charges or income (which are reflected in EBITDA) and changes in operating assets and liabilities (which are not reflected in EBITDA).  Further, cash flows from investing and financing activities are not included in EBITDA.

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

General

The Partnership is a Delaware limited partnership formed in December 1996.  The Partnership’s management believes that it is the fifth largest retail marketer of propane in the United States, serving more than 470,000 residential, commercial, industrial and agricultural customers from approximately 260 customer service centers in 34 states. The Partnership’s two principal business segments are its retail and Coast Energy Group (“CEG”) operations. The retail segment includes propane sales, principally to end-users; repair and maintenance of propane heating systems and appliances; and the sale of propane-related supplies, appliances and other equipment. CEG provides supply, marketing, and distribution services to other resellers of propane and end-users. Principal products are propane, other natural gas liquids, crude oil, and natural gas.

Because a substantial portion of the Partnership’s retail propane is used in the weather-sensitive residential markets, the temperatures in the Partnership’s area of operations, particularly during the six-month peak heating season (October through March), have a significant effect on the financial performance of the Partnership.  In any given area, warmer-than-normal temperatures will tend to result in reduced propane use, while sustained colder-than-normal temperatures will tend to result in greater propane use.  Therefore, information on normal temperatures is used by the Partnership in understanding how temperatures affect historical results of operations and in preparing forecasts of future operations, which are based on the assumption that normal weather will prevail in each of the Partnership’s regions. In addition, increase in propane commodity prices can result in customer conservation and reductions in gallons sold.

Gross profit margins are not only affected by weather patterns but also by changes in customer mix and underlying product costs. For example, sales to residential customers ordinarily generate higher margins than sales to other customer groups, such as commercial or agricultural customers.  In addition, gross profit margins vary by geographic region.  Accordingly, profit margins could vary significantly from year to year in a period of identical sales volumes. Gross margins can also be impacted by significant increases in underlying product costs that may not in all instances be passed along to customers in the form of higher selling prices.

Analysis of Historical Results of Operations - Three Month Period Ended September 30

The following discussion compares the results of operations and other data of the Partnership for the three-month period ended September 30, 2001, to the three-month period ended September 30, 2000.

Volume.   During the three months ended September 30, 2001, the Partnership sold 42.7 million retail propane gallons, a decrease of 3.2 million gallons or 7.0% from the 45.9 million retail propane gallons sold during the three months ended September 30, 2000. Residential gallons were down slightly by 2% compared to the prior year. Non-residential gallons were down 12% from the prior year. Non-residential gallons include sales for commercial, agriculture, resale and motor fuel, which are impacted by the economy, crop drying use, small cylinders and fork lift uses. Due to the seasonal nature of the business, the quarter ending in September represents approximately 15% of the annual gallons sales to its retail customers.

Revenues.  Revenues decreased by $655.0 million or 59.8% to $439.9 million for the three months ended September 30, 2001, as compared to $1,094.9 million for the three months ended September 30, 2000.  This change was primarily attributable to a decrease in CEG revenues of $649.1 million or 62.9% to $382.5 million for the three months ended September 30, 2001, as compared to $1,031.6 million for the three months ended September 30, 2000.  This decrease was due primarily to the sale of the CEG Canadian crude operations in fiscal 2001. The revenues for the retail business decreased by $6.0 million or 9.5% to $57.3 million for the three months ended September 30, 2001, as compared to $63.3 million for the three months ended September 30, 2000. This reflects a combination of the lower volumes of propane and lower prices to customers.

Cost of Product Sold. Cost of product sold decreased by $650.7 million or 61.7% to $403.1 million for the three months ended September 30, 2001, as compared to $1,053.8 million for the three months ended September 30, 2000.  The decrease in cost of product sold was primarily due to the sale of the CEG Canadian crude operations described above, combined with the decrease in retail propane volumes.

Gross Profit. Gross profit decreased $4.3 million or 10.5% to $36.8 million for the three months ended September 30, 2001, compared to $41.1 million for the three months ended September 30, 2000. Gross profit on retail propane increased $1.5 million or 5.4% to $29.5 million for the three months ended September 30, 2001, compared to $28.0 million for the three months ended September 30, 2000. Retail gross margin per gallon for the three months ended September 30, 2001 was 13.3% better than last year.  This was attributable to increasing propane margins in selected retail markets and increased revenues from additional services. Gross profit from the Partnership’s retail operations as a percent of revenues increased from 44% to 51% over the prior year. CEG’s gross profit decreased $5.9 million or 45.0% to $7.2 million for the three months ended September 30, 2001, compared to $13.1 million for the three months ended September 30, 2000 due principally to the sale of the CEG Canadian crude operations.

Cash Operating, General and Administrative Expenses.  Cash operating, general and administrative expenses decreased by $0.6 million or 1.7% to $33.9 million for the three months ended September 30, 2001, as compared to $34.5 million for the three months ended September 30, 2000. CEG’s operating expenses decreased $1.3 million primarily due to decreases in personnel, outside services, and travel; due partially to the sale of the CEG Canadian crude operations. Partially offsetting these decreases were higher insurance costs.

Depreciation and Amortization.  Depreciation and amortization decreased $0.6 million or 5.5% to $10.4 million for the three months ended September 30, 2001, as compared to $11.0 million for the three months ended September 30, 2000.  This decrease was primarily due to the adoption of SFAS No. 142, which decreased goodwill related amortization, partially offset by additional amortization expense associated with financing costs.

Interest Expense.  Interest expense decreased by $0.7 million or 7.1% to $9.2 million for the three months ended September 30, 2001, as compared to $9.9 million for the three months ended September 30, 2000.  The decrease was due principally to decreases in interest rates and lower borrowing levels on the Partnership’s working capital facility.

Liquidity and Capital Resources

Operating Activities.Cash used by operating activities during the three month period ended September 30, 2001 was $14.4 million.  Cash flow from operations included a net loss of $17.1 million and non-cash charges of $10.5 million for the period, comprised of depreciation and amortization expense, the gain on sale of assets and the net loss in the fair value of derivatives.  The impact of working capital changes decreased cash flow by approximately $7.8 million.

Investing Activities.Cash used in investing activities for the three month period ended September 30, 2001 totaled $1.2 million, which was principally related to the purchases of plant and equipment, net of sales of several of the Partnership’s retail service centers. The sale of selected retail service centers reflects the Partnership’s continuing focus on the rationalization of under-performing operations.

Financing Activities. Cash provided by financing activities was $17.3 million for the three months ended September 30, 2001 which reflects an increase of $22.6 million in the partnership’s working capital facility, net of payments on long-term debt of $2.6 million and the net change in the amount due from related parties of $2.1 million. Cash distributions paid to Unitholders for the period totaled $4.8 million.

Financing and Sources of Liquidity

On October 26, 2001, the Board of Directors of the Managing General Partner announced a distribution for the quarter ending September 30, 2001 of $0.27 per unit to be paid on November 15, 2001. The Board of Directors authorized a similar distribution for the quarter ended June 30, 2001. The $0.54 “Minimum Quarterly Distribution” was not changed, and the difference between $0.54 and the $0.27 distributed will therefore accrete as a priority over any distribution on Subordinated Units.  Each quarter, the Board of Directors will review the amount of the distribution.  In that review, the Board will analyze the operating performance of the Partnership, capital expenditure needs, access to financing, prevailing economic, financial, business, weather and other factors, including the Partnership Agreement, to determine the level of the distribution payment. The reduction of the distribution, following a solid operating performance in fiscal year 2001, was taken in recognition of the expiration of the Partnership’s current working capital and acquisition credit facility on November 30, 2001, the requirement to reduce leverage to maintain future financial flexibility with replacement financing, and the general national economic uncertainties and resulting conservatism in the credit community.

The Partnership is currently negotiating to extend the maturity date of the Credit Agreement to a date in fiscal 2003. Contractual commitments have not been made as of November 13, 2001, and the transaction has not been consummated. NorthWestern Corporation("NorthWestern," the owner of the Managing General Partner), has agreed to extend credit to the Partnership on substantially similar terms through July 1, 2002 in the event satisfactory third party financing cannot be arranged by November 30, 2001. While the terms of such credit facility would need to be negotiated, NorthWestern has agreed that any such credit extension would not mature prior to July 1, 2002, unless an alternative third party credit facility was in place.

To the extent any of the foregoing transactions involved the offer or sale of a security, except as otherwise noted, they were done under Section 4(2) of the Securities Act of 1933 based, among other things, on representations and warranties made by the investors, the small numbers of investors solicited and the absence of any advertising or general solicitation.

The Partnership’s obligations under its Senior Note Agreements and Bank Credit Agreement are secured by a security interest in the Operating Partnership’s inventory, accounts receivable and certain customer storage tanks.  The Senior Note and Bank Credit Agreements contain various terms and covenants including financial ratio covenants with respect to debt and interest coverage and limitations, among others, on the ability of the Partnership and its subsidiaries to incur additional indebtedness, create liens, make investments and loans, and enter into mergers, consolidations or sales of all or substantially all assets.  The Senior Note ratios are incurrence tests to be met in order for the Partnership to incur additional ratable secured debt, with certain exceptions. In addition, other financial ratios must be met for the Partnership to pay the Minimum Quarterly Distribution without approval of the Senior Note holders. At September 30, 2001, the Partnership’s financial ratios were outside of the incurrence test thresholds; therefore the Partnership is currently precluded from borrowing additional parity senior secured debt until these financial ratios are back within the thresholds stated in the agreements. The Partnership does not anticipate consummating any significant acquisitions until after the upcoming heating season to better assess national heating degree-day patterns and their potential impact on retail sales volumes. The Partnership’s financial ratios meet all requirements with respect to its ability to make quarterly distributions.

On November 20, 1998, the Partnership refinanced its then existing Bank Credit Facility under the terms of a new Bank Refunding Credit Agreement (the "Credit Agreement"). The Credit Agreement was subsequently amended effective June 30, 2000 to provide greater flexibility with respect to the financial covenants under the original Credit Agreement. In connection with this amendment, NorthWestern provided a guaranty of up to $70.0 million of Partnership obligations under the Credit Agreement, in return for a commitment fee of 6.50% per annum of the outstanding amount guaranteed.  The Partnership also issued warrants to NorthWestern for 568,750 Partnership common units at an exercise price of $0.10 per unit, and may issue additional warrants under certain circumstances. During the fiscal year ended June 30, 2001, NorthWestern exercised warrants for 379,438 warrants. As of September 30, 2001, 189,312 warrants were unexercised. Any advances under the guaranty bear an advance fee of 3% of the amount advanced and interest at LIBOR plus a designated spread until the date of repayment, initially 9% per year, with certain penalty provisions in the event of non-payment by the Partnership. The Partnership has also agreed to indemnify NorthWestern against liabilities arising out of this arrangement.  The Partnership incurred other fees and expenses related to the Credit Agreement unrelated to the arrangements with Northwestern.

Forward-looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, relating to the Partnership’s future business expectations and predictions and financial condition and results of operations. These forward-looking statements involve certain risks and uncertainties. The Partnership’s actual future performance will be affected by a number of factors, risks and uncertainties, including without limitation, weather conditions, regulatory changes, competitive factors, the operations of vendors, suppliers and customers, and the Partnership’s liquidity and access to financing, many of which are beyond the Partnership’s control.  Future events and results may vary substantially from what the Partnership currently foresees, and there can be no assurance that the Partnership’s actual results will not differ materially from its expectations. All subsequent written and oral forward-looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by such cautionary statements. The Partnership undertakes no obligation to publicly release any revision to these forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 3:

QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISKS

Market Risk

The Partnership has limited exposure to technology risk, credit risk, interest rate risk, foreign currency risk, and commodity price risk. In the normal course of business, the Partnership employs various strategies and procedures to manage its exposure to changes in interest rates, fluctuations in the value of foreign currencies, and changes in commodity prices. The Partnership’s exposure to any of these risks is not materially different than as disclosed in the Partnership’s Annual Report on 10-K for the year ended June 30, 2001.

PART II. OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K

a)	Exhibits

The exhibits are listed on the exhibit index filed as part of this report.

b)	Reports on Form 8-K:

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cornerstone Propane Partners, L.P.
(Registrant)

By:	Cornerstone Propane GP, Inc.
as Managing General Partner

By:	/s/ Richard D. Nye
Name:	Richard D. Nye
Title:	Vice President Finance
& Administration and
Acting Chief Financial Officer

Date:	November 13, 2001

EXHIBIT INDEX

Exhibits	Description

10.16	Second Amendment and Waiver to Refunding Credit Agreement, dated as of March 1, 2001