Form 10-Q
period 2001-12-31
CORNERSTONE PROPANE PARTNERS LP
filed 2002-02-13
CIK 1024338

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of February 13, 2002:                  17,296,184—Common Units

CORNERSTONE PROPANE PARTNERS, L.P.

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1
Financial Statements
Cornerstone Propane Partners, L.P.
Consolidated Balance Sheets as of December 31, 2001 and 2000, and June 30, 2001	1
Consolidated Statements of Operations for the Three and Six Months Ended December 31, 2001 and 2000	2
Consolidated Statements of Partners' Capital for the Six Months Ended December 31, 2001 and 2000	3
Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2001 and 2000	4
Notes to Consolidated Financial Statements	5
Item 2
Management's Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3
Quantitative and Qualitative Disclosures About Market Risks	16
Part II. Other Information
Item 6
Exhibits and Reports on Form 8-K	17
Signature	18

i

CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	December 31,		June 30,
	2001	2000	2001
		(restated, see Note 4)
ASSETS
Current assets:
Cash and cash equivalents	$15,569	$40,823	$6,400
Trade receivables, net	122,823	431,164	131,507
Inventories	26,508	55,753	30,321
Prepaid expenses	1,928	2,860	2,503
Other current assets	14,903	1,456	8,550

Total current assets	181,731	532,056	179,281
Property, plant and equipment, net	322,126	336,460	328,848
Goodwill, net	306,163	322,259	315,108
Other intangibles, net	31,926	41,265	32,624
Due from related party	691	—	4,839
Other assets	8,346	6,028	8,141

Total assets	$850,983	$1,238,068	$868,841

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Current portion of long-term debt	$6,652	$8,056	$7,535
Bank credit facility	41,200	—	—
Trade accounts payable	142,554	445,667	136,723
Accrued expenses	28,095	20,074	27,259

Total current liabilities	218,501	473,797	171,517
Working capital facility and long-term debt, less current portion	424,524	499,857	460,621
Due to related party	12,975	6,472	7,986
Other noncurrent liabilities	2,559	10,054	3,189

Total liabilities	658,559	990,180	643,313

Partners' capital
Common Unitholders	114,157	160,515	139,090
Subordinated Unitholders	74,923	83,380	82,204
General Partners	3,908	4,986	4,632
Accumulated other comprehensive loss	(564)	(993)	(398)

Total partners' capital	192,424	247,888	225,528

Total liabilities and partners' capital	$850,983	$1,238,068	$868,841

The accompanying notes are an integral part of these financial statements.

CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)
(Unaudited)

	For the three months ended December 31,		For the six months ended December 31,
	2001	2000	2001	2000
		(restated, see Note 4)		(restated, see Note 4)
Revenues	$390,055	$1,815,728	$829,928	$2,910,625
Cost of Sales	334,096	1,740,243	737,219	2,794,076

Gross profit	55,959	75,485	92,709	116,549

Expenses:
Operating, general, and administrative	34,518	42,704	68,375	77,236
Depreciation	6,045	5,951	11,994	12,226
Amortization	4,570	6,409	9,010	11,106
Non-recurring charge	10,875	1,200	10,875	5,580

	56,008	56,264	100,254	106,148

Operating income (loss)	(49)	19,221	(7,545)	10,401
Gain (loss) in fair value of derivatives	(32)	3,169	(468)	5,629
Interest expense	(9,222)	(10,235)	(18,443)	(20,184)

Income (loss) before provision for income taxes	(9,303)	12,155	(26,456)	(4,154)
Income tax expense	421	550	417	597

Income (loss) before cumulative effect of change in accounting principle	(9,724)	11,605	(26,873)	(4,751)
Cumulative effect of change in accounting principle	—	—	—	(5,329)

Net income (loss)	$(9,724)	$11,605	$(26,873)	$(10,080)

General partners' interest in net income (loss)	$(194)	$232	$(537)	$(202)

Limited partners' interest in net income (loss)	$(9,530)	$11,373	$(26,336)	$(9,878)

Income (loss) per unit before cumulative effect of change in accounting principle	$(0.40)	$0.48	$(1.10)	$(0.20)
Cumulative effect per unit of change in accounting principle	$—	$—	$—	$(0.22)

Net income (loss) per unit	$(0.40)	$0.48	$(1.10)	$(0.42)

Weighted average number of units outstanding	23,868	23,463	23,864	23,456

The accompanying notes are an integral part of these financial statements.

CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
(Dollars in thousands)
(Unaudited)

	Thousands of Units					Accumulated Other Comprehensive Loss
					General Partners		Total Partners' Capital
	Common	Subordinated	Common	Subordinated
Balance at June 30, 2001	17,260	6,598	$139,090	$82,204	$4,632	$(398)	$225,528
Comprehensive net loss:
Net loss	—	—	(19,055)	(7,281)	(537)	—	(26,873)
Other comprehensive loss	—	—	—	—	—	(166)	(166)

Net comprehensive loss	—	—	(19,055)	(7,281)	(537)	(166)	(27,039)
Issuance of Common Units and General Partners' contribution	33	—	200	—	4	—	204
Issuance of warrants in payment of fees	—	—	3,245	—	—	—	3,245
Quarterly distributions	—	—	(9,323)	—	(191)	—	(9,514)

Balance at December 31, 2001	17,293	6,598	$114,157	$74,923	$3,908	$(564)	$192,424

Balance at June 30, 2000	16,822	6,598	$176,961	$86,163	$5,546	$(560)	$268,110
Comprehensive net loss:
Net loss	—	—	(7,096)	(2,783)	(201)	—	(10,080)
Other comprehensive loss	—	—	—	—	—	(433)	(433)

Net comprehensive loss	—	—	(7,096)	(2,783)	(201)	(433)	(10,513)
Issuance of Common Units and General Partners' contribution	44	—	676	—	14	—	690
Issuance of warrants in payment of fees	—	—	8,186	—	—	—	8,186
Quarterly distributions	—	—	(18,212)	—	(373)	—	(18,585)

Balance at December 31, 2000	16,866	6,598	$160,515	$83,380	$4,986	$(993)	$247,888

        Information presented for fiscal year 2001 has been restated to reflect the implementation of S.A.B. 101. See Note 4.

The accompanying notes are an integral part of these financial statements.

CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended December 31,
	2001	2000
		(restated, see Note 4)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,873)	$(10,080)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	11,994	12,226
Amortization	9,010	11,106
Loss (gain) on disposition of assets	10,710	(525)
Other	256	(433)
Cumulative effect of adoption of accounting principle	—	5,329
Loss (gain) in fair value of derivatives	468	(5,629)
Changes in assets and liabilities:
Trade receivables-net	8,684	(376,730)
Inventories	3,813	13,891
Prepaid expenses and other current assets	(5,778)	5,157
Trade accounts payable and accrued expenses	4,524	380,057

Net cash from operating activities	16,808	34,369

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment, net	(9,180)	(5,872)
Proceeds from sale of assets	3,572	4,401
Other	(205)	(592)

Net cash from investing activities	(5,813)	(2,063)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in Bank Credit Facility	6,900	22,800
Payments on other long-term debt	(3,532)	(2,625)
Payments for debt financing	(2,488)	(1,339)
Advances from related parties	6,808	529
Partnership distributions	(9,514)	(18,585)

Net cash from financing activities	(1,826)	780

NET CHANGE IN CASH AND CASH EQUIVALENTS	9,169	33,086
CASH AND CASH EQUIVALENTS, beginning of period	6,400	7,737

CASH AND CASH EQUIVALENTS, end of period	$15,569	$40,823

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$18,988	$19,110

NON-CASH INVESTING & FINANCING ACTIVITIES:
Common Units issued in payment of debt	$200	$580

Warrants for Common Units issued in payment of fees	$3,245	$4,740

        The accompanying notes are an integral part of these financial statements.

CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001
(Dollars in thousands, except unit data)
(Unaudited)

1.
BASIS OF PRESENTATION

        These consolidated financial statements include the accounts of Cornerstone Propane Partners, L.P. ("Cornerstone Partners") and its subsidiary, Cornerstone Propane, L.P. (the "Operating Partnership"), and the Operating Partnership's corporate subsidiaries collectively referred to as the "Partnership". All material intercompany balances and transactions have been eliminated. Certain 2000 amounts in the accompanying consolidated financial statements have been reclassified to conform to the 2001 presentation. These reclassifications had no effect on net loss or Partners' capital as previously reported, except as noted in Note 4.

        The accompanying interim consolidated financial statements of the Partnership are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been reflected in the interim periods presented. Such adjustments consisted only of normal recurring items. The Partnership's business is seasonal and, accordingly, interim results are not indicative of results for a full year. The significant accounting policies and certain financial information, which are normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been condensed or omitted. The accompanying consolidated financial statements of the Partnership should be read in conjunction with the consolidated financial statements and related notes included in the Partnership's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

2.
DISTRIBUTIONS OF AVAILABLE CASH

        The Partnership will make distributions to its partners with respect to each fiscal quarter of the Partnership within 45 days after the end of each fiscal quarter if the Partnership has sufficient available cash and there are no restrictions imposed by debt agreements. Currently, Partnership distributions have been suspended pursuant to terms in their debt agreements. If allowed, the Partnership ordinarily will distribute 100% of its Available Cash (98% to Unitholders and 2% to the General Partners) until the Minimum Quarterly Distribution ("MQD") of $.54 per unit for such quarter has been met. The MQD will be subject to the payment of incentive distributions in the event Available Cash exceeds the MQD of $.54 on all units. During the Subordination Period, to the extent there is sufficient Available Cash, the holders of Common Units have the right to receive the MQD, plus any arrearages for previous unpaid distributions, prior to the distribution of Available Cash to holders of Subordinated Units. Subordinated Units do not accrue arrearages with respect to distributions for any quarter.

        The distribution for the three month period from October 1, 2001 to December 31, 2001 was suspended. On October 26, 2001, the distribution for the three month period from July 1, 2001 to September 30, 2001 was declared in the amount of $4,758, representing in the aggregate, distributions to the Common Unitholders and General Partners at $0.27 per common unit. This distribution was paid on November 15, 2001. No distributions have been declared and subsequently paid on the Subordinated Units for the period from October 1, 1997 to December 31, 2001.

        Distributions are determined on a quarterly basis by the Board of Directors based on inputs and recommendations of Management. The assessment of Available Cash is made by the Partnership by reviewing the cash produced by the operations of the Partnership, the expected cash to be generated in the future and the future cash needs of the Partnership. If Available Cash is not sufficient to meets these needs, the Partnership can distribute a lower amount. If the distribution to the Common Units Holders is below the MQD, arrearages will accrue on a cumulative basis for the difference between the MQD and the distribution paid. As of February 14, 2002, cumulative arrearages on Common Units are $1.08 per unit due to distributions being below the MQD for the quarters ended on June 30, September 30, and December 31, 2001.

3.
NET INCOME PER UNIT

        Net income per unit is computed by dividing net income, after considering the General Partners' 2% interest, by the weighted average number of Common and Subordinated Units outstanding during the period.

4.
RECENTLY ADOPTED ACCOUNTING STANDARDS

SEC Staff Accounting Bulletin No. 101, Revenue Recognition

        Financial information for the three and six months ended December 31, 2000 has been restated to reflect the effects of the application of Staff Accounting Bulletin No. 101, Revenue Recognition ("SAB 101") issued by the Securities and Exchange Commission regarding the recognition of rental income on propane storage tanks by the Partnership. The Partnership adopted SAB 101 in the fourth quarter of fiscal 2001 retroactive to July 1, 2000. The effect of this implementation was to increase Revenues, Operating income and Net income by $206 for the three months ended December 31, 2000; and to decrease Revenues, and increase Operating loss and Net loss by $1,225 for the six months ended December 31, 2000. There was no significant cumulative effect upon initial adoption.

Statement of Financial Accounting Standards No. 142—Goodwill and Other Intangible Assets

        On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 142 eliminates the requirement to amortize goodwill over its estimated useful life; rather, goodwill will be subject to at least an annual fair-value based impairment test. SFAS No. 142 also requires that intangible assets be recognized separately if the benefit of the intangible asset is obtained through contractual rights or if the intangible asset can be sold, transferred, licensed, rented or exchanged without regard to the acquirer's intent to do so. The Partnership adopted SFAS No. 142 effective July 1, 2001 and as a result, amortization expense for the three months and six months ended December 31, 2001 was reduced by approximately $2.0 million and $4.0 million, respectively. The Partnership has completed its preliminary evaluation to determine whether any impairment of goodwill exists as of July 1, 2001 and has tentatively determined no impairment existed at that date. SFAS No. 142 also requires that goodwill created at the formation of the Partnership or purchases of multiple locations is to be allocated to reporting units and this allocated goodwill is to be included in the determination of gain or loss upon the sale or other disposition of assets. This provision of SFAS No. 142 resulted in an additional $5.0 million loss on the disposition of assets for the period ended December 31, 2001.

	For the three months ended December 31,		For the six months ended December 31,
	2001	2000	2001	2000
Reported net income (loss) before cumulative effect of change in accounting principle	$(9,724)	$11,605	$(26,873)	$(4,751)
Add back: Goodwill amortization	—	2,060	—	4,209

Adjusted net income (loss) before cumulative effect of change in accounting principle	(9,724)	13,665	(26,873)	(542)
Cumulative effect of change in accounting principle	—	—	—	(5,329)

Adjusted net income (loss)	$(9,724)	$13,665	$(26,873)	$(5,871)

Reported net income (loss) per unit before cumulative effect of change in accounting principle	$(0.40)	$0.48	$(1.10)	$(0.20)
Add back: Goodwill amortization per unit	—	0.09	—	0.18

Adjusted net income (loss) per unit before cumulative effect of change in accounting principle	(0.40)	0.57	(1.10)	(0.02)
Cumulative effect per unit of change in accounting principle	—	—	—	(0.22)

Adjusted net income (loss) per unit	$(0.40)	$0.57	$(1.10)	$(0.24)

5.
SEGMENT AND RELATED INFORMATION

        For the purpose of providing segment information, the Partnership's two principal business segments are its retail and Coast Energy Group ("CEG") operations. The retail segment includes propane sales, principally to end-users; repair and maintenance of propane heating systems and appliances; and the sale of propane-related supplies, appliances, and other equipment. These transactions are accounted for as one business segment internally and share the same customer base. CEG provides supply, marketing, and logistic services to other resellers of propane and end-users. Principal products are propane, other natural gas liquids, crude oil, and natural gas. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the annual report on Form 10-K. Intra-company transactions between segments are recorded approximately at market value at the transaction date.

        The segments are evaluated internally using earnings before interest, taxes, depreciation, amortization, and non-recurring charges ("EBITDA"). Depreciation, amortization, interest and some operating, general, and administrative expenses are not specifically tracked by business segment, and are therefore included in the "Other" category in the following tables:

	Three Months Ended December 31, 2001
	Retail	CEG	Other	Total
Revenues	$88,376	$301,679	$—	$390,055
Cost of sales	41,961	292,135	—	334,096

Gross profit	46,415	9,544	—	55,959
Operating, general, and administrative expenses	25,544	6,466	2,508	34,518

EBITDA	20,871	3,078	(2,508)	21,441
Non-recurring charges	(1,807)	(9,068)	—	(10,875)
Non-allocated expenses	—	—	(20,290)	(20,290)

Net income (loss)	$19,064	$(5,990)	$(22,798)	$(9,724)

	Three Months Ended December 31, 2000
	Retail	CEG	Other	Total
Revenues	$137,867	$1,677,861	$—	$1,815,728
Cost of sales	76,328	1,663,915	—	1,740,243

Gross profit	61,539	13,946	—	75,485
Operating, general, and administrative expenses	28,230	10,816	3,658	42,704

EBITDA	33,309	3,130	(3,658)	32,781
Non-recurring charges	—	(1,200)	—	(1,200)
Non-allocated expenses	—	—	(19,976)	(19,976)

Net income (loss)	$33,309	$1,930	$(23,634)	$11,605

	Six Months Ended December 31, 2000
	Retail	CEG	Other	Total
Revenues	$145,720	$684,208	$—	$829,928
Cost of sales	69,741	667,478	—	737,219

Gross profit	75,979	16,730	—	92,709
Operating, general, and administrative expenses	49,829	12,982	5,564	68,375

EBITDA	26,150	3,748	(5,564)	24,334
Non-recurring charges	(1,807)	(9,068)		(10,875)
Non-allocated expenses	—	—	(40,332)	(40,332)

Net income (loss)	$24,343	$(5,320)	$(45,896)	$(26,873)

	Six Months Ended December 31, 2000
	Retail	CEG	Other	Total
Revenues	$201,141	$2,709,484	$—	$2,910,625
Cost of sales	111,596	2,682,480	—	2,794,076

Gross profit	89,545	27,004	—	116,549
Operating, general, and administrative expenses	52,278	18,577	6,381	77,236

EBITDA	37,267	8,427	(6,381)	39,313
Non-recurring charges	—	(5,580)	—	(5,580)
Non-allocated expenses	—	—	(43,813)	(43,813)

Net income (loss)	$37,267	$2,847	$(50,194)	$(10,080)

	As of December 31, 2001
	Retail	CEG	Other	Total
Identifiable assets	$298,244	$138,048	$35,165	$471,457	(a)
General corporate assets	—	—	379,526	379,526

Total assets	$298,244	$138,048	$414,691	$850,983

	As of December 31, 2000
	Retail	CEG	Other	Total
Identifiable assets	$347,977	$441,107	$34,293	$823,377	(a)
General corporate assets	—	—	414,691	414,691

Total assets	$347,977	$441,107	$448,984	$1,238,068

  (a)
  —identifiable assets for the retail and CEG segments include accounts receivable, inventories, and property, plant and equipment, net of accumulated depreciation

        Normal gains and losses from the sale of assets are included in Operating, general and administrative expenses above, while gains and losses from the sale of business locations are excluded since they are not used by management to track segment performance. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) and is not in accordance with nor superior to generally accepted accounting principles, but provides additional information for evaluating the Partnership's ability to pay its Minimum Quarterly Distribution and to service and incur indebtedness. Cash flows in accordance with generally accepted accounting principles consist of cash flows from operating, investing and financing activities; cash flows from operating activities reflect net income (including charges for interest and income taxes, which are not reflected in EBITDA), adjusted for noncash charges or income (which are reflected in EBITDA) and changes in operating assets and liabilities (which are not reflected in EBITDA). Further, cash flows from investing and financing activities are not included in EBITDA.

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

General

        The Partnership is a Delaware limited partnership formed in December 1996. The Partnership's management believes that it is the fifth largest retail marketer of propane in the United States, serving more than 470,000 residential, commercial, industrial and agricultural customers from approximately 250 customer service centers in 33 states. The Partnership's two principal business segments are its retail and Coast Energy Group ("CEG") operations. The retail segment includes propane sales, principally to end-users; repair and maintenance of propane heating systems and appliances; and the sale of propane-related supplies, appliances and other equipment. CEG provides supply, marketing, and distribution services to other resellers of propane and end-users. Principal products are propane and other natural gas liquids.

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

Analysis of Historical Results of Operations—Three Month Period Ended December 31

        The following discussion compares the results of operations and other data of the Partnership for the three-month period ended December 31, 2001, to the three-month period ended December 31, 2000.

        Volume.    During the three months ended December 31, 2001, the Partnership sold 66.8 million retail propane gallons, a decrease of 25.3 million gallons or 27.5% from the 92.1 million retail propane gallons sold during the three months ended December 31, 2000. Due to weather patterns that were 16% warmer than normal, the Partnership saw a significant decline in retail propane sales volume. Residential gallons were down by 28% compared to the prior year, while non-residential gallons were down 25% from the prior year. Non-residential gallons include sales for commercial, agriculture, resale and fork lift cylinder exchange, which are impacted by the economy, crop drying use, small cylinders and fork lift uses. Due to the seasonal nature of the business, the quarter ending in December traditionally represents approximately 32% of the annual gallons sold to retail customers.

        Revenues.    Revenues decreased by $1,425.6 million or 78.5% to $390.1 million for the three months ended December 31, 2001, as compared to $1,815.7 million for the three months ended December 31, 2000. This change was primarily attributable to a decrease in CEG revenues of $1,376.2 million or 82.0% to $301.7 million for the three months ended December 31, 2001, as compared to $1,677.9 million for the three months ended December 31, 2000. This decrease was due primarily to the sale of the CEG Canadian crude operations in fiscal 2001, decreased activity for natural gas businesses due to planned restructuring and lower commodity prices for all energy products. The revenues for the retail business decreased by $49.5 million or 35.9% to $88.4 million for the three months ended December 31, 2001, as compared to $137.9 million for the three months ended December 31, 2000. This reflects a combination of the lower volumes of propane and lower prices to customers due to the lower product costs.

        Cost of Product Sold.    Cost of product sold decreased by $1,406.1 million or 80.8% to $334.1 million for the three months ended December 31, 2001, as compared to $1,740.2 million for the three months ended December 31, 2000. The decrease in cost of product sold was primarily due to the sale of the CEG Canadian crude operations, decreased activity for CEG natural gas businesses due to planned restructuring and lower commodity prices for all energy products, combined with the decrease in retail propane volumes.

        Gross Profit.    Gross profit decreased $19.5 million or 25.8% to $56.0 million for the three months ended December 31, 2001, compared to $75.5 million for the three months ended December 31, 2000. Gross profit on retail propane decreased $15.2 million or 24.7% to $46.4 million for the three months ended December 31, 2001, compared to $61.6 million for the three months ended December 31, 2000. This was due primarily to the lower gallons sold due to warmer weather during the quarter. Retail gross margin per gallon for the three months ended December 31, 2001 was 3.9% better than last year. This was attributable to increasing propane margins in selected retail markets and revenues from additional services. CEG's gross profit decreased $4.4 million or 31.4% to $9.6 million for the three months ended December 31, 2001, compared to $14.0 million for the three months ended December 31, 2000 due principally to the sale of the CEG Canadian crude operations in fiscal 2001.

        Cash Operating, General and Administrative Expenses.    Cash operating, general and administrative expenses decreased by $8.2 million or 19.2% to $34.5 million for the three months ended December 31, 2001, as compared to $42.7 million for the three months ended December 31, 2000. CEG's operating expenses decreased $4.3 million primarily due to decreases in personnel and outside contractor expenses and partially due to the sale of the CEG Canadian crude operations. Retail cash operating expenses decreased $2.7 million and corporate overhead expense decreased by $1.2 million with both being related principally to decreases in personnel and related expenses.

        Depreciation and Amortization.    Depreciation and amortization decreased $1.8 million or 14.5% to $10.6 million for the three months ended December 31, 2001, as compared to $12.4 million for the three months ended December 31, 2000. This decrease was primarily due to the adoption of SFAS No. 142, which decreased goodwill related amortization, partially offset by additional amortization expense associated with financing costs.

        Interest Expense.    Interest expense decreased by $1.0 million or 9.8% to $9.2 million for the three months ended December 31, 2001, as compared to $10.2 million for the three months ended December 31, 2000. The decrease was due principally to decreases in interest rates and lower borrowing levels on the Partnership's working capital facility due to lower credit needs caused by the sale of CEG businesses and by lower commodity prices.

Analysis of Historical Results of Operations—Six Month Period Ended December 31

        The following discussion compares the results of operations and other data of the Partnership for the six-month period ended December 31, 2001, to the six-month period ended December 31, 2000.

        Volume.    During the six months ended December 31, 2001, the Partnership sold 109.5 million retail propane gallons, a decrease of 28.6 million gallons or 20.7% from the 138.1 million retail propane gallons sold during the six months ended December 31, 2000. Due to weather patterns that were 16% warmer than normal, the Partnership saw a significant decline in retail propane sales volume. Residential gallons were down by 21% compared to the prior year, while non-residential gallons were down 20% from the prior year. Non-residential gallons include sales for commercial, agriculture, resale and fork lift cylinder exchange, which are impacted by the economy, crop drying use, small cylinders and fork lift uses.

        Revenues.    Revenues decreased by $2,080.7 million or 71.5% to $829.9 million for the six months ended December 31, 2001, as compared to $2,910.6 million for the six months ended December 31, 2000. This change was primarily attributable to a decrease in CEG revenues of $2,025.3 million or 74.7% to $684.2 million for the six months ended December 31, 2001, as compared to $2,709.5 million for the six months ended December 31, 2000. This decrease was due primarily to the sale of the CEG Canadian crude operations in fiscal 2001, decreased activity for natural gas businesses due to planned restructuring and lower commodity prices for all energy products. The revenues for the retail business decreased by $55.4 million or 27.5% to $145.7 million for the six months ended December 31, 2001, as compared to $201.1 million for the six months ended December 31, 2000. This reflects a combination of the lower volumes of propane and lower prices to customers due to the lower product costs.

        Cost of Product Sold.    Cost of product sold decreased by $2,056.9 million or 73.6% to $737.2 million for the six months ended December 31, 2001, as compared to $2,794.1 million for the six months ended December 31, 2000. The decrease in cost of product sold was primarily due to the sale of the CEG Canadian crude operations, decreased activity for CEG natural gas businesses due to planned restructuring and lower commodity prices for all energy products, combined with the decrease in retail propane volumes.

        Gross Profit.    Gross profit decreased $23.8 million or 20.4% to $92.7 million for the six months ended December 31, 2001, compared to $116.5 million for the six months ended December 31, 2000. Gross profit on retail propane decreased $13.5 million or 15.1% to $76.0 million for the six months ended December 31, 2001, compared to $89.5 million for the six months ended December 31, 2000. The decrease in retail gross profit was primarily due to the decline in gallons sold. Retail gross margin per gallon for the six months ended December 31, 2001 was 7.1% better than last year. This was attributable to maintaining propane margins in selected retail markets while volumes decreased and also to revenues from additional services. CEG's gross profit decreased $10.3 million or 38.1% to $16.7 million for the six months ended December 31, 2001, compared to $27.0 million for the six months ended December 31, 2000 due principally to the sale of the CEG Canadian crude operations in fiscal 2001.

        Cash Operating, General and Administrative Expenses.    Cash operating, general and administrative expenses decreased by $8.8 million or 11.4% to $68.4 million for the six months ended December 31, 2001, as compared to $77.2 million for the six months ended December 31, 2000. CEG's operating expenses decreased $5.6 million primarily due to decreases in personnel and outside contractors expenses, and partially as a result of the disposition of the CEG Canadian crude oil operations. Retail cash operating expenses decreased $2.5 million and corporate overhead expenses decreased by $0.7 million with both being related principally to decreases in personnel and related expenses.

        Depreciation and Amortization.    Depreciation and amortization decreased $2.3 million or 9.9% to $21.0 million for the six months ended December 31, 2001, as compared to $23.3 million for the six months ended December 31, 2000. This decrease was primarily due to the adoption of SFAS No. 142, which decreased goodwill related amortization, partially offset by additional amortization expense associated with financing costs.

        Interest Expense.    Interest expense decreased by $1.8 million or 8.9% to $18.4 million for the six months ended December 31, 2001, as compared to $20.2 million for the six months ended December 31, 2000. The decrease was due principally to decreases in interest rates and lower borrowing levels on the Partnership's working capital facility due to lower credit needs caused by the sale of CEG businesses and by lower commodity prices.

Liquidity and Capital Resources

        Operating Activities.    Cash provided by operating activities during the six month period ended December 31, 2001 was $16.8 million. Cash flow from operations included a net loss of $26.9 million and non-cash charges of $32.5 million for the period, comprised of depreciation and amortization expense, the gain on sale of assets and the net loss in the fair value of derivatives. The impact of working capital changes increased cash flow by approximately $11.2 million.

        Investing Activities.    Cash used in investing activities for the three month period ended December 31, 2001 totaled $4.0 million, which was principally related to the purchases of plant and equipment, net of sales of several of the Partnership's retail service centers. The sale of selected retail service centers reflects the Partnership's continuing focus on the rationalization of under-performing operations.

        Financing Activities.    Cash used by financing activities was $3.6 million for the six months ended December 31, 2001 which reflects an increase of $6.9 million in the partnership's working capital facility, net of payments on long-term debt of $3.5 million, $2.5 million in financing costs, and the net change in the amount due from related parties of $5.0 million. Cash distributions paid to Unitholders for the period totaled $9.5 million. Borrowings on the working capital increased for the quarter consistent with the seasonal nature of the business, but at a much lower amount as compared to the prior year quarter.

Financing and Sources of Liquidity

        On January 18, 2002, the Partnership announced that unprecedented mild winter weather during its fiscal second quarter, ended Dec. 31, 2001, negatively impacted the Partnership's results, and that the Partnership would not meet certain covenants in its bank credit facility. The banks have agreed to waive and amend the credit agreement and to modify the covenants for the remainder of the term of the agreement. In connection with this waiver and amendment, the banks required the Partnership to suspend the payment of quarterly distributions. This amendment allows the Partnership continued access to the credit facility.

        The Partnership's current credit agreement has a capacity of $50 million and was placed in November 2001. This facility expires November 28, 2002. The previous facility had a total capacity of $81 million. Northwestern Corporation ("Northwestern"), the owner of the managing general partner and also owner of all outstanding subordinated units and 379,438 common units, has provided a guaranty in connection with this credit agreement should the Partnership not be able to meet its obligations. With this guaranty, fees to Northwestern of $2.3 million were accrued and warrants for 487,179 common units at an exercise price of $.10 per unit were granted to Northwestern for their guaranty of the debt. Additional financing costs were paid to banks and other outside parties as consideration for the new credit facility.

        Given the sale and discontinuance of certain CEG businesses, the Partnership believes the smaller credit facility will not have a material impact on operations. In addition, the suspension of the quarterly distribution through the termination date of the credit facility will provide additional liquidity to the Partnership during that period. Upon termination of the credit facility, on a quarterly basis, the Board of Directors will analyze the operating performance of the Partnership, capital expenditure needs, access to financing, the Partnership's debt covenants, debt service requirements, prevailing economic, financial, business, weather and other factors, including the Partnership Agreement, to determine whether to make a distribution payment for that quarter and if so, at what level.

        The Partnership has retained the services of Credit Suisse First Boston to pursue strategic options, including the possible sale or merger of the Partnership. The Partnership may pursue extending or replacing the credit facility, unless a merger or other appropriate strategic transaction has been concluded by the termination date of the facility. Any extension or replacement may require a guarantee from Northwestern. The Partnership has not received any commitment regarding an extension or replacement, nor has Northwestern undertaken to provide a guarantee in connection therewith. The Partnership can give no assurances that an extension of the facility or a replacement facility can be obtained upon the expiration of the existing facility or, if so, whether the terms will be favorable to the Partnership. This effort is further complicated by the Partnership's alternatives associated with the principal payments referred to in the following paragraph.

        In addition, principal payments of $14.3 and $27.5 million on the Partnership's senior notes will become due in July 2003 and December 2003, respectively. Specific reserves have not been established at this time to amortize these amounts nor have commitments been obtained from financial institutions to fund or refinance these payments. The Partnership may or may not be able to fund these payments from operating cash flows. Therefore the Partnership can give no assurances that funding will be available to meet these obligations.

        The Partnership's obligations under its Senior Note Agreements and Bank Credit Agreement are secured by a security interest in the Operating Partnership's inventory, accounts receivable and certain customer storage tanks. The Senior Note and Bank Credit Agreements contain various terms and covenants including financial ratio covenants with respect to debt and interest coverage and limitations, among others, on the ability of the Partnership and its subsidiaries to incur additional indebtedness, create liens, make investments and loans, and enter into mergers, consolidations or sales of all or substantially all assets. The Senior Note ratios are incurrence tests to be met in order for the Partnership to incur additional ratably secured debt, with certain exceptions. In addition, other financial ratios must be met for the Partnership to pay the MQD without approval of the Senior Note holders. At December 31, 2001, the Partnership's financial ratios were outside of the incurrence test thresholds; therefore the Partnership is currently precluded from borrowing additional parity senior secured debt until these financial ratios are within the thresholds stated in the agreements.

        The Partnership has been notified by Fitch Ratings that the ratings of its senior notes at the Operating Limited Partnership level have been lowered from BBB- to BB and at the Master Limited Partnership level from BB to B+. There is no immediate impact to the Partnership as a result of this change in ratings.

        To the extent any of the foregoing transactions involved the offer or sale of a security, except as otherwise noted, they were done under Section 4(2) of the Securities Act of 1933 based, among other things, on representations and warranties made by the investors, the small numbers of investors solicited and the absence of any advertising or general solicitation.

Related Party Transactions

        As noted above, Northwestern has provided a guaranty of the Partnership's credit facility and has received consideration for this guaranty from the Partnership. In addition, the Partnership conducts transactions with Northwestern as to commodity transactions as well as reimbursement of costs incurred for the benefit of the Partnership. The commodity transactions include the procurement of energy commodities utilized within Northwestern's operations. These are recorded as sales, with related cost of sales by the Partnership producing gross profit, which approximates similar transactions with third parties, that has been determined in advance of the procurement activity. The total gross profit realized by the Partnership from these activities is immaterial. In addition, the Partnership conducts transactions with Northwestern for energy commodities that will either be sold to third parties or transferred back to the selling party, depending on business needs. These transactions are recorded at market value at the date of transfer and no sales, cost of sales or gross profit is recorded in connection with these transactions.

Forward-looking Statements

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, relating to the Partnership's future business expectations and predictions and financial condition and results of operations. These forward-looking statements involve certain risks and uncertainties. The Partnership's actual future performance will be affected by a number of factors, risks and uncertainties, including without limitation, weather conditions, regulatory changes, competitive factors, the operations of vendors, suppliers and customers, and the Partnership's liquidity and access to financing, many of which are beyond the Partnership's control. Future events and results may vary substantially from what the Partnership currently foresees, and there can be no assurance that the Partnership's actual results will not differ materially from its expectations. All subsequent written and oral forward-looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by such cautionary statements. The Partnership undertakes no obligation to publicly release any revision to these forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

ITEM 3:
QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISKS

Risk

        The Partnership has limited exposure to weather, technology risk, credit risk, interest rate risk, foreign currency risk, and commodity price risk. In the normal course of business, the Partnership employs various strategies and procedures to manage its exposure to changes in interest rates, fluctuations in the value of foreign currencies, and changes in commodity prices. The Partnership's exposure to any of these risks is not materially different than as disclosed in the Partnership's Annual Report on 10-K for the year ended June 30, 2001.

PART II. OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K

a)	Exhibits
None.
b)	Reports on Form 8-K:
The registrant filed a Current Report on Form 8-K dated November 30, 2001 (Items 5 and 7) relating to its new credit facility.
The registrant filed a Current Report on Form 8-K dated January 18, 2002 (Item 5) relating to an amendment to its credit facility.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cornerstone Propane Partners, L.P.
(Registrant)
By:	Cornerstone Propane GP, Inc. as Managing General Partner
By:	/s/ Richard D. Nye
Name:	Richard D. Nye
Title:	Vice President Finance & Administration and Acting Chief Financial Officer
Date:	February 13, 2002

QuickLinks

TABLE OF CONTENTS
CONSOLIDATED BALANCE SHEETS (Dollars in thousands) (Unaudited)
CONSOLIDATED STATEMENTS OF OPERATIONS (Dollars in thousands) (Unaudited)
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (Dollars in thousands) (Unaudited)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands) (Unaudited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2001 (Dollars in thousands, except unit data) (Unaudited)
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
  PART II. OTHER INFORMATION
  Item 6: Exhibits and Reports on Form 8-K
SIGNATURE