Form 10-Q
period 2002-03-31
CORNERSTONE PROPANE PARTNERS LP
filed 2002-05-14
CIK 1024338

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Registrant’s telephone number, including area code: (831) 724-1921

NONE
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 14, 2002:                17,310,561 - Common Units

CORNERSTONE PROPANE PARTNERS, L.P.

i

CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	March 31,		June 30,
	2002	2001	2001
		(restated, see Note 4)
ASSETS
Current assets:
Cash and cash equivalents	$8,734	$24,895	$6,400
Trade receivables, net	60,194	254,724	131,507
Inventories	19,298	37,894	30,321
Prepaid expenses	1,308	1,590	2,503
Other current assets	10,330	1,973	8,550
Due from related party	—	9,730	—
Total current assets	99,864	330,806	179,281

Property, plant and equipment, net	312,769	332,957	328,848
Goodwill, net	305,811	317,111	315,108
Other intangibles, net	29,396	36,894	32,624
Due from related party	—	—	4,839
Other assets	7,412	8,303	8,141
Total assets	$755,252	$1,026,071	$868,841

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Current portion of long-term debt	$5,921	$7,053	$7,535
Bank credit facility	10,700	—	—
Trade accounts payable	70,439	232,781	136,723
Accrued expenses	24,166	21,103	27,259
Total current liabilities	111,226	260,937	171,517

Bank credit facility and long-term debt, less current portion	423,137	497,914	460,621
Due to related party	15,120	—	7,986
Other noncurrent liabilities	2,542	9,340	3,189
Total liabilities	552,025	768,191	643,313

Partners’ capital
Common Unitholders	121,782	165,346	139,090
Subordinated Unitholders	77,826	88,673	82,204
General Partners	4,122	5,292	4,632
Accumulated other comprehensive loss	(503)	(1,431)	(398)
Total partners’ capital	203,227	257,880	225,528

Total liabilities and partners’ capital	$755,252	$1,026,071	$868,841

The accompanying notes are an integral part of these financial statements.

CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

(Unaudited)

	For the three months ended March 31,		For the nine months ended March 31,
	2002	2001	2002	2001
		(restated, see Note 4)		(restated, see Note 4)
Revenues	$277,240	$865,401	$1,107,168	$3,776,026

Cost of Sales	206,266	781,888	943,485	3,575,964

Gross profit	70,974	83,513	163,683	200,062

Expenses:
Operating, general, and administrative	38,281	40,851	106,656	118,087
Depreciation	6,548	5,913	18,542	18,139
Amortization	3,331	6,405	12,341	17,511
Non-recurring charges	2,294	—	13,169	5,580
	50,454	53,169	150,708	159,317

Operating income	20,520	30,344	12,975	40,745

Gain (loss) in fair value of derivatives	(840)	101	(1,308)	5,730
Interest expense	(8,955)	(10,464)	(27,398)	(30,648)

Income (loss) before provision for income taxes	10,725	19,981	(15,731)	15,827

Income tax expense	—	472	417	1,069

Income (loss) before cumulative effect of change in accounting principle	10,725	19,509	(16,148)	14,758
Cumulative effect of change in accounting principle	—	—	—	(5,329)

Net income (loss)	$10,725	$19,509	$(16,148)	$9,429
General partners’ interest in net income (loss)	$215	$390	$(323)	$189
Limited partners’ interest in net income (loss)	$10,510	$19,119	$(15,825)	$9,240

Income (loss) per unit before cumulative effect of change in accounting principle	$0.44	$0.80	$(0.66)	$0.61
Cumulative effect per unit of change in accounting principle	$—	$—	$—	$(0.22)
Net income (loss) per unit	$0.44	$0.80	$(0.66)	$0.39
Weighted average number of units outstanding	23,897	23,773	23,874	23,560

The accompanying notes are an integral part of these financial statements.

CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

(Dollars in thousands)

(Unaudited)

			Common	Subordinated	General Partners	Accumulated Other Comprehensive Loss	Total Partners’ Capital
	Thousands of Units
	Common	Subordinated

Balance at June 30, 2001	17,260	6,598	$139,090	$82,204	$4,632	$(398)	$225,528

Comprehensive net loss:
Net loss	—	—	(11,447)	(4,378)	(323)	—	(16,148)
Other comprehensive loss	—	—	—	—	—	(105)	(105)

Net comprehensive loss	—	—	(11,447)	(4,378)	(323)	(105)	(16,253)

Issuance of Common Units and General Partners’ contribution	51	—	217	—	4	—	221

Issuance of warrants in payment of fees	—	—	3,245	—	—	—	3,245

Quarterly distributions	—	—	(9,323)	—	(191)	—	(9,514)

Balance at March 31, 2002	17,311	6,598	$121,782	$77,826	$4,122	$(503)	$203,227

Balance at June 30, 2000	16,822	6,598	$176,961	$86,163	$5,546	$(560)	$268,110

Comprehensive net income:
Net income	—	—	6,730	2,510	189	—	9,429
Other comprehensive loss	—	—	—	—	—	(871)	(871)

Net comprehensive income	—	—	6,730	2,510	189	(871)	8,558

Issuance of Common Units and General Partners’ contribution	59	—	955	—	9	—	964

Issuance of warrants and conversion into common units	379	—	5,511	—	113	—	5,624

Issuance of warrants in payment of fees	—	—	2,713	—	—	—	2,713

Quarterly distributions	—	—	(27,524)	—	(565)	—	(28,089)

Balance at March 31, 2001	17,260	6,598	$165,346	$88,673	$5,292	$(1,431)	$257,880

Information presented for fiscal year 2001 has been restated to reflect the implementation of SEC Staff Accounting

Bulletin No. 101. See note 5.

The accompanying notes are an integral part of these financial statements.

CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended March 31,
	2002	2001
		(restated, see Note 4)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(16,148)	$9,429
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation	18,542	18,139
Amortization	12,341	17,511
Loss (gain) on disposition of assets	8,778	(510)
Other	317	(871)
Cumulative effect of adoption of accounting principle	—	5,329
Loss (gain) in fair value of derivatives	1,308	(5,730)
Changes in assets and liabilities:
Trade receivables, net	71,313	(200,290)
Inventories	11,023	31,750
Prepaid expenses and other current assets	(585)	5,910
Trade accounts payable and accrued expenses	(72,360)	168,301
Net cash from operating activities	34,529	48,968

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment	(10,579)	(9,733)
Proceeds from sale of assets	10,551	9,157
Other	(559)	(3,073)
Net cash from investing activities	(587)	(3,649)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in Bank Credit Facility	(23,600)	22,800
Payments on other long-term debt	(5,650)	(5,863)
Issuance of common units	—	3
Payments for debt financing	(2,488)	(1,339)
Advances (to) from related parties	9,644	(15,673)
Partnership distributions	(9,514)	(28,089)
Net cash from financing activities	(31,608)	(28,161)

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,334	17,158

CASH AND CASH EQUIVALENTS, beginning of period	6,400	7,737

CASH AND CASH EQUIVALENTS, end of period	$8,734	$24,895

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$25,503	$28,332

NON-CASH INVESTING & FINANCING ACTIVITIES:
Common Units issued in payment of debt	$217	$580
Warrants for Common Units issued in payment of fees	$3,245	$8,186
Guarantee fees accrued	$2,333	$4,550

The accompanying notes are an integral part of these financial statements.

CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2002

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

The accompanying interim consolidated financial statements of the Partnership are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been reflected in the interim periods presented. Such adjustments consisted only of normal recurring items. The Partnership’s business is seasonal and, accordingly, interim results are not indicative of results for a full year. The significant accounting policies and certain financial information, which are normally included in financial statements prepared in accordance with generally accepted accounting principles, but are not required for interim reporting purposes, have been condensed or omitted. The accompanying consolidated financial statements of the Partnership should be read in conjunction with the consolidated financial statements and related notes included in the Partnership’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

The Partnership has retained the services of Credit Suisse First Boston to pursue strategic options, including the possible sale or merger of the Partnership. The Partnership may pursue extending or replacing the credit facility, unless a merger or other appropriate strategic transaction has been concluded by the termination date of the facility. Any extension or replacement may require a guarantee from NorthWestern.  The Partnership has not received any commitment regarding an extension or replacement, nor has NorthWestern undertaken to provide a guarantee in connection therewith. The Partnership can give no assurances that an extension of the facility or a replacement facility can be obtained upon the expiration of the existing facility or, if so, whether the terms will be favorable to the Partnership. This effort is further complicated by the Partnership’s alternatives associated with the principal payments referred to in the following paragraph.

Principal payments of $14.3 and $27.5 million on the Partnership’s senior notes will become due in July 2003 and December 2003, respectively. Funds have not been established to pay these amounts, nor have commitments been obtained from financial institutions to fund or refinance these payments. The Partnership may or may not be able to fund these payments from operating cash flows. Therefore, the Partnership can give no assurances that funding will be available to meet these obligations.

2.             NON-RECURRING CHARGES

During the nine months ended March 31, 2002, the partnership incurred losses of $13.2 million related primarily to the sale of the U.S. crude operations and the closure of the U.S. and Canadian natural gas operations. Of the loss, the cash component is $4.0 million for severance, loss on the assignment of a natural gas pipeline contract, and expenses related to abandonment of leased facilities. The non-cash component consisted principally of goodwill, which was related to specific acquisitions and allocated goodwill recorded at the initial public offering.  This goodwill was allocated to assets being disposed of as required by Statement of Financial Accounting Standards (“SFAS”) No. 142.

3.             DISTRIBUTIONS OF AVAILABLE CASH

The Partnership will make distributions to its partners with respect to each fiscal quarter of the Partnership within 45 days after the end of each fiscal quarter if the Partnership has sufficient available cash and there are no restrictions imposed by debt agreements. Currently, Partnership distributions have been suspended pursuant to terms in its debt agreements. If allowed, the Partnership ordinarily will distribute 100% of its Available Cash (98% to Unitholders and 2% to the General Partners) until the Minimum Quarterly Distribution (“MQD”) of $.54 per unit for such quarter has been met. The MQD will be subject to the payment of incentive distributions in the event Available Cash exceeds the MQD of $.54 on all units. During the Subordination Period, to the extent there is sufficient Available Cash, the holders of Common Units have the right to receive the MQD, plus any arrearages for previous unpaid distributions, prior to the distribution of Available Cash to holders of Subordinated Units. Subordinated Units do not accrue arrearages with respect to distributions for any quarter.

The distributions for the quarters ended on December 31, 2001 and March 31, 2002 were suspended and have not been paid. On October 26, 2001, the distribution for the three month period from July 1, 2001 to September 30, 2001 was declared in the amount of $4,758, representing in the aggregate, distributions to the Common Unitholders and General Partners at $0.27 per common unit. This distribution was paid on November 15, 2001. No distributions have been declared and subsequently paid on the Subordinated Units for the period from October 1, 1997 to March 31, 2002.

Distributions are determined on a quarterly basis by the Board of Directors based on inputs and recommendations of management. The assessment of Available Cash is made by the Partnership by reviewing the cash produced by the operations of the Partnership, the expected cash to be generated in the future and the future cash needs of the Partnership.  If Available Cash is not sufficient to meet these needs, the Partnership can distribute a lower amount.  If the distribution to the Common Units Holders is below the MQD, arrearages will accrue on a cumulative basis for the difference between the MQD and the distribution paid. Through May 15, 2002, cumulative arrearages on Common Units are $1.62 per unit due to distributions being below the MQD for the quarters ended on June 30, September 30, December 31, 2001, and March 31, 2002.

4.             NET INCOME PER UNIT

Net income per unit is computed by dividing net income, after considering the General Partners’ 2% interest, by the weighted average number of Common and Subordinated Units outstanding during the period.

5.             RECENTLY ADOPTED ACCOUNTING STANDARDS

The cumulative effect presented for the nine months ended March 31, 2001, relates to the adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. See Note 10 in the Partnership’s annual report on Form 10-K for the fiscal year ended June 30, 2001.

SEC Staff Accounting Bulletin No. 101, Revenue Recognition

Financial information for the three and nine months ended March 31, 2001 has been restated to reflect the effects of the application of Staff Accounting Bulletin No. 101, Revenue Recognition (“SAB 101”) issued by the Securities and Exchange Commission regarding the recognition of rental income on propane storage tanks by the Partnership. The Partnership adopted SAB 101 in the fourth quarter of fiscal 2001 retroactive to July 1, 2000. The effect of this implementation was to increase Revenues, Operating income and Net income by $857 for the three months ended March 31, 2001; and to decrease Revenues, and increase Operating loss and Net loss by $368 for the nine months ended March 31, 2001. There was no significant cumulative effect upon initial adoption.

Statement of Financial Accounting Standards No. 142 - Goodwill and Other Intangible Assets

On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 eliminates the requirement to amortize goodwill over its estimated useful life; rather, goodwill will be subject to at least an annual fair-value based impairment test. SFAS No. 142 also requires that intangible assets be recognized separately if the benefit of the intangible asset is obtained through contractual rights or if the intangible asset can be sold, transferred, licensed, rented or exchanged without regard to the acquirer’s intent to do so. The Partnership adopted SFAS No. 142 effective July 1, 2001 and as a result, amortization expense for the three months and nine months ended March 31, 2002 was reduced by approximately $2.0 million and $6.0 million, respectively. The Partnership has completed its preliminary evaluation to determine whether any impairment of goodwill exists as of July 1, 2001 and has tentatively determined no impairment existed at that date.  SFAS No. 142 also requires that goodwill created at the formation of the Partnership or purchases of multiple locations is to be allocated to reporting units and this allocated goodwill is to be included in the determination of gain or loss upon the sale or other disposition of assets. This provision of SFAS No. 142 resulted in an additional $5.2 million loss on the disposition of assets for the nine months ended March 31, 2002 which was included in non-recurring charges in the consolidated statement of operations.

	For the three months ended March 31,		For the nine months ended March 31,
	2002	2001	2002	2001
Reported net income (loss) before cumulative effect of change in accounting principle	$10,725	$19,509	$(16,148)	$14,758
Add back: Goodwill amortization	—	1,990	—	6,199

Adjusted net income (loss) before cumulative effect of change in accounting principle	10,725	21,499	(16,148)	20,957

Cumulative effect of change in accounting principle	—	—	—	(5,329)

Adjusted net income (loss)	$10,725	$21,499	$(16,148)	$15,628

Reported net income (loss) per unit before cumulative effect of change in accounting principle	$0.44	$0.80	$(0.66)	$0.61
Add back: Goodwill amortization per unit	—	0.08	—	0.26

Adjusted net income (loss) per unit before cumulative effect of change in accounting principle	0.44	0.88	(0.66)	0.87

Cumulative effect per unit of change in accounting principle	—	—	—	(0.22)

Adjusted net income (loss) per unit	$0.44	$0.88	$(0.66)	$0.65

6.             BANK CREDIT FACILITY, SENIOR NOTES AND NOTES PAYABLE

The bank credit facility at March 31, 2002 is reported as a current liability. At March 31, 2001 and June 30, 2001, the credit facility was included in long-term liabilities.  The following table is provided for comparison purposes:

	March 31,		June 30,
	2002	2001	2001

Bank Credit Facility	$10,700	$69,700	$34,300
Senior Notes	410,000	410,000	410,000
Current portion of Notes Payable	5,921	7,053	7,535
Long Term Portion of Notes Payable	13,137	18,214	16,321

Total Bank Facility, Senior Notes and Notes Payable	$439,758	$504,967	$468,156

7.             SEGMENT AND RELATED INFORMATION

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

The segments are evaluated internally using earnings before interest, taxes, depreciation, amortization, and non-recurring charges (“EBITDA”). Depreciation, amortization, interest and some operating, general, and administrative expenses are not specifically tracked by business segment, and are therefore included in the “Other” category in the following tables:

Three Months Ended March 31, 2002
	Retail	CEG	Other	Total

Revenues	$117,688	$159,552	$—	$277,240

Cost of sales	53,877	152,389	—	206,266

Gross profit	63,811	7,163	—	70,974

Operating, general, and administrative expenses	27,347	7,186	3,748	38,281

EBITDA	36,464	(23)	(3,748)	32,693

Non-recurring charges	—	(2,294)	—	(2,294)

Non-allocated expenses	—	—	(19,674)	(19,674)

Net income (loss)	$36,464	$(2,317)	$(23,422)	$10,725

Three Months Ended March 31, 2001
	Retail	CEG	Other	Total

Revenues	$172,571	$692,830	$—	$865,401

Cost of sales	96,784	685,104	—	781,888

Gross profit	75,787	7,726	—	83,513

Operating, general, and administrative expenses	31,628	6,406	2,817	40,851

EBITDA	44,159	1,320	(2,817)	42,662

Non-allocated expenses	—	—	(23,153)	(23,153)

Net income (loss)	$44,159	$1,320	$(25,970)	$19,509

Nine Months Ended March 31, 2002
	Retail	CEG	Other	Total

Revenues	$263,408	$843,760	$—	$1,107,168

Cost of sales	123,618	819,867	—	943,485

Gross profit	139,790	23,893	—	163,683

Operating, general, and administrative expenses	77,176	20,168	9,312	106,656

EBITDA	62,614	3,725	(9,312)	57,027

Non-recurring charges	(1,807)	(11,362)	—	(13,169)

Non-allocated expenses	—	—	(60,006)	(60,006)

Net income (loss)	$60,807	$(7,637)	$(69,318)	$(16,148)

Nine Months Ended March 31, 2001
	Retail	CEG	Other	Total

Revenues	$373,712	$3,402,314	$—	$3,776,026

Cost of sales	208,380	3,367,584	—	3,575,964

Gross profit	165,332	34,730	—	200,062

Operating, general, and administrative expenses	83,906	24,983	9,198	118,087

EBITDA	81,426	9,747	(9,198)	81,975

Non-recurring charges	—	(5,580)	—	(5,580)

Non-allocated expenses	—	—	(66,966)	(66,966)

Net income (loss)	$81,426	$4,167	$(76,164)	$9,429

As of March 31, 2002
	Retail	CEG	Other	Total

Identifiable assets	$292,148	$52,915	$47,198	$392,261	(a)
General corporate assets	—	—	362,991	362,991
Total assets	$292,148	$52,915	$410,189	$755,252

As of March 31, 2001
	Retail	CEG	Other	Total

Identifiable assets	$331,978	$244,202	$57,545	$633,725	(a)
General corporate assets	—	—	392,346	392,346
Total assets	$331,978	$244,202	$449,891	$1,026,071

(a) - identifiable assets for the retail and CEG segments include accounts receivable, inventories,

and property, plant and equipment, net of accumulated depreciation

Normal gains and losses from the sale of assets are included in Operating, general and administrative expenses above, while gains and losses from the sale of business locations are excluded as these are not used by management to track segment performance. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), and is not in accordance with nor superior to generally accepted accounting principles, but provides additional information for evaluating the Partnership’s ability to pay its Minimum Quarterly Distribution and to service and incur indebtedness.  Cash flows in accordance with generally accepted accounting principles consist of cash flows from operating, investing and financing activities; cash flows from operating activities reflect net income (including charges for interest and income taxes, which are not reflected in EBITDA), adjusted for noncash charges or income (which are reflected in EBITDA) and changes in operating assets and liabilities (which are not reflected in EBITDA).  Further, cash flows from investing and financing activities are not included in EBITDA.

CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

ITEM 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the historical financial condition and results of operations for the Partnership should be read in conjunction with the historical financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

General

The Partnership is a Delaware limited partnership formed in March 1996.  The Partnership’s management believes that it is the sixth largest retail marketer of propane in the United States, serving approximately 440,000 residential, commercial, industrial and agricultural customers from approximately 250 customer service centers in 33 states. The Partnership’s two principal business segments are its retail and Coast Energy Group (“CEG”) operations. The retail segment includes propane sales, principally to end-users; repair and maintenance of propane heating systems and appliances; and the sale of propane-related supplies, appliances and other equipment. CEG provides supply, marketing, and distribution services to other resellers of propane and end-users. Principal products are propane and other natural gas liquids.

Because a substantial portion of the Partnership’s retail propane is used in the weather-sensitive residential markets, the temperatures in the Partnership’s area of operations, particularly during the six-month peak heating season (October through March), have a significant effect on the financial performance of the Partnership.  In any given area, warmer-than-normal temperatures will tend to result in reduced propane use, while sustained colder-than-normal temperatures will tend to result in greater propane use.  Therefore, information on normal temperatures is used by the Partnership in understanding how temperatures affect historical results of operations and in preparing forecasts of future operations, which are based on the assumption that normal weather will prevail in each of the Partnership’s regions. In addition, increases in propane commodity prices can result in customer conservation and reductions in gallons sold.

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

Analysis of Historical Results of Operations - Three Month Period Ended March 31

The following discussion compares the results of operations and other data of the Partnership for the three-month period ended March 31, 2002, to the three-month period ended March 31, 2001.

Volume.  During the three months ended March 31, 2002, the Partnership sold 93.3 million retail propane gallons, a decrease of 8.2 million gallons or 8.1% from the 101.5 million retail propane gallons sold during the three months ended March 31, 2001. Due to weather patterns that were 10.2% warmer than normal and 8.5% warmer than last year, the Partnership saw a significant decline in retail propane sales volume. Residential gallons were down by 6.3% compared to the prior year, while non-residential gallons were down 10.9% from the prior year. Non-residential gallons include sales for commercial, agriculture, resale and fork lift cylinder exchange, which are impacted by the economy, crop drying use, small cylinders and fork lift uses. Due to the seasonal nature of the business, the quarter ending in March traditionally represents approximately 35% of the annual gallons sold to retail customers.

Revenues.  Revenues decreased by $588.2 million or 68% to $277.2 million for the three months ended March 31, 2002, as compared to $865.4 million for the three months ended March 31, 2001.  This change was primarily attributable to a decrease in CEG revenues of $533.2 million or 77% to $159.6 million for the three months ended March 31, 2002, as compared to $692.8 million for the three months ended March 31, 2001.  This decrease was due primarily to the sale of the U.S. crude operation, closure of U.S. and Canadian natural gas operations, and lower commodity prices for all energy products. The revenues for the retail business decreased by $54.9 million or 31.8% to $117.7 million for the three months ended March 31, 2002, as compared to $172.6 million for the three months ended March 31, 2001. The reduction in retail revenues stemmed primarily from lower propane prices and secondarily from fewer gallons sold due to warmer winter weather compared to last year’s quarter.

Cost of Sales.  Cost of sales decreased by $575.6 million or 73.6% to $206.3 million for the three months ended March 31, 2002, as compared to $781.9 million for the three months ended March 31, 2001.  The decrease in cost of product sold was primarily due to the sale of the U.S. crude oil operations, the closure of U.S. and Canadian natural gas operations, warmer winter weather, and lower propane prices.

Gross Profit.  Gross profit decreased $12.6 million or 15.1% to $70.9 million for the three months ended March 31, 2002, compared to $83.5 million for the three months ended March 31, 2001. Gross profit from the retail business decreased $12.0 million or 15.8% to $63.8 million for the three months ended March 31, 2002, compared to $75.8 million for the three months ended March 31, 2001. This was due to the lower gallons sold due to warmer weather during the quarter and lower margins per gallon. Retail gross margin per gallon for the three months ended March 31, 2002 was 8.4% below last year.  This was attributable to the lowering of LPG margins in order to remain competitive and retain market share. CEG’s gross profit decreased $0.5 million or 6.5% to $7.2 million for the three months ended March 31, 2002, compared to $7.7 million for the three months ended March 31, 2001 due to warmer weather and the sale and closure of its crude oil and natural gas operations.

Cash Operating, General and Administrative Expenses.  Cash operating, general and administrative expenses decreased by $2.6 million or 6.4% to $38.3 million for the three months ended March 31, 2002, as compared to $40.9 million for the three months ended March 31, 2001.

Retail cash operating expenses decreased $4.3 million or 13.6% primarily due to lower personnel, bad debt, and vehicle operating costs.  CEG’s operating expenses increased $0.8 million or 12.5% primarily due to foreign currency transaction costs partially offset by lower personnel and operating costs from the divestiture of businesses.  Corporate overhead expense increased by $0.9 million or 31% due to legal and investment banker fees associated with pursuing strategic options that may include a possible sale/merger.  These options include engaging Credit Suisse First Boston as an investment banker to solicit bids to purchase the Partnership by potential buyers and were partially offset by lower personnel costs.

Depreciation and Amortization.  Depreciation and amortization decreased $2.4 million or 19.5% to $9.9 million for the three months ended March 31, 2002, as compared to $12.3 million for the three months ended March 31, 2001.  This decrease was primarily due to the adoption of SFAS No. 142, which decreased goodwill related amortization by $2.0 million.

Non-recurring charges.  During the three months ended March 31, 2002, the partnership incurred losses of $2.3 million related to the sale of the U.S. crude operation, and closure of U.S. and Canadian natural gas operations within CEG.

Interest Expense.  Interest expense decreased by $1.5 million or 14.3% to $9.0 million for the three months ended March 31, 2002, as compared to $10.5 million for the three months ended March 31, 2001.  The decrease was due principally to lower borrowing levels on the Partnership’s working capital facility due to lower credit needs caused by the sale of CEG businesses and by lower cost of product sold, coupled with lower interest rates.

Analysis of Historical Results of Operations – Nine Month Period Ended March 31

The following discussion compares the results of operations and other data of the Partnership for the nine-month period ended March 31, 2002, to the nine-month period ended March 31, 2001.

Volume.  During the nine months ended March 31, 2002, the Partnership sold 202.8 million retail propane gallons, a decrease of 36.8 million gallons or 15.4% from the 239.6 million retail propane gallons sold during the nine months ended March 31, 2001. Due to weather patterns that were 12.7% warmer than normal and 16.7% warmer than the prior year, the Partnership saw a significant decline in retail propane sales volume. Residential gallons were down by 14.6% compared to the prior year, while non-residential gallons were down 16.4% from the prior year. Non-residential gallons include sales for commercial, agriculture, resale and fork lift cylinder exchange, which are impacted by the economy, crop drying use, small cylinders and fork lift uses.

Revenues.  Revenues decreased by $2,668.8 million or 70.7% to $1,107.2 million for the nine months ended March 31, 2002, as compared to $3,776.0 million for the nine months ended March 31, 2001.  This change was primarily attributable to a decrease in CEG revenues of $2,558.5 million or 75.2% to $843.8 million for the nine months ended March 31, 2002, as compared to $3,402.3 million for the nine months ended March 31, 2001.  This decrease was due primarily to the sale of the U.S. and Canadian crude oil operations, the closure of U.S. and Canadian natural gas operations, and lower commodity prices for all energy products. The revenues for the retail business decreased by $110.3 million or 29.5% to $263.4 million for the nine months ended March 31, 2002, as compared to $373.7 million for the nine months ended March 31, 2001. The reduction in retail revenues stemmed from lower propane prices and from fewer gallons sold due to warmer weather compared to last year.

Cost of Sales.  Cost of sales decreased by $2,632.5 million or 73.6% to $943.5 million for the nine months ended March 31, 2002, as compared to $3,576.0 million for the nine months ended March 31, 2001.  The decrease in cost of product sold was primarily due to the sales of the U.S. and Canadian crude oil operations, the closure of U.S. and Canadian natural gas operations, warmer weather, and lower propane prices.

Gross Profit. Gross profit decreased $36.3 million or 18.2% to $163.7 million for the nine months ended March 31, 2002, compared to $200.0 million for the nine months ended March 31, 2001. Gross profit from the retail business decreased $25.5 million or 15.4% to $139.8 million for the nine months ended March 31, 2002, compared to $165.3 million for the nine months ended March 31, 2001. The decrease in retail gross profit was primarily due to the decline in gallons sold as the result of warmer weather. Retail gross margin per gallon for the nine months ended March 31, 2002 was flat compared to the same period last year.  CEG’s gross profit decreased $10.8 million or 31.1% to $23.9 million for the nine months ended March 31, 2002, compared to $34.7 million for the nine months ended March 31, 2001 due to the sales of the U.S. and Canadian crude oil operations, the closure of U.S. and Canadian natural gas operations, warmer weather, and lower propane prices.

Cash Operating, General and Administrative Expenses.  Cash operating, general and administrative expenses decreased by $11.4 million or 9.7% to $106.7 million for the nine months ended March 31, 2002, as compared to $118.1 million for the nine months ended March 31, 2001. Retail cash operating expenses decreased $6.7 million principally due to decrease in personnel and related expenses and lower vehicle operating costs.  CEG’s operating expenses decreased $4.8 million primarily due to lower personnel and lower operating costs resulting from divested businesses. Overall corporate overhead expenses remained flat compared to the same period last year.  Higher legal and investment banker fees due to pursuing strategic options were partially offset by lower personnel costs.

Depreciation and Amortization.  Depreciation and amortization decreased $4.8 million or 13.4% to $30.9 million for the nine months ended March 31, 2002, as compared to $35.7 million for the nine months ended March 31, 2001.  This decrease was primarily due to the adoption of SFAS No. 142, which decreased goodwill related amortization by $6.0 million, partially offset by additional amortization expense associated with financing costs.

Non-recurring charges.  During the nine months ended March 31, 2002, the partnership incurred losses of $13.2 million related primarily to the sale of the U.S. crude oil operations and the closure of the U.S. and Canadian natural gas operations. Of the loss, the cash component is $4.0 million for severance, loss on the assignment of a natural gas pipeline contract, and expenses related to abandonment of leased facilities. The non-cash component consisted principally of goodwill, which was related to specific acquisitions and allocated goodwill recorded at the initial public offering.  This goodwill was allocated to assets being disposed of as required by SFAS 142.

Interest Expense.  Interest expense decreased by $3.2 million or 10.5% to $27.4 million for the nine months ended March 31, 2002, as compared to $30.6 million for the nine months ended March 31, 2001.  The decrease was due principally to lower borrowing levels on the Partnership’s bank credit facility due to lower credit needs caused by the sale of CEG businesses and by lower cost of product sold, coupled with lower interest rates.

Liquidity and Capital Resources

Operating Activities.  Cash provided by operating activities during the nine-month period ended March 31, 2002 was $34.5 million.  Cash flow from operations included a net loss of $16.1 million and non-cash charges of $41.2 million for the period, comprised primarily of depreciation and amortization expense, the loss on sale of assets and the net loss in the fair value of derivatives.  The impact of working capital changes increased cash flow by approximately $9.4 million.

Investing Activities.  Net cash used in investing activities for the nine-month period ended March 31, 2002 totaled $0.6 million. This consisted of $10.6 million to purchase equipment and software used in the business.  Proceeds from sales of several of the partnership’s retail service centers and the U.S. crude oil operations were $10.6 million. Other investing activities used $0.6 million. The sale of selected retail service centers reflects the Partnership’s continuing focus on the rationalization of under-performing operations.  The sale of the U.S. crude oil operations represents a strategic change at CEG to focus exclusively on the natural gas liquids and logistic businesses.

Financing Activities.  Cash used by financing activities was $31.6 million for the nine months ended March 31, 2002, which reflects a decrease of $23.6 million in the partnership’s bank credit facility, payments on long-term debt of $5.7 million, $2.5 million in financing costs, which were partially offset by the net addition in the amount due to related parties of $9.6 million. Cash distributions paid to Unitholders for the period totaled $9.5 million. Cash received from operations and sales of assets was used to pay down amounts owed on the partnership’s bank credit in line with the Partnership’s strategy of reducing debt.

Financing and Sources of Liquidity

On January 18, 2002, the Partnership announced that unprecedented mild winter weather during its fiscal second quarter, ended Dec. 31, 2001, negatively impacted the Partnership’s results, and that the Partnership would not meet certain covenants in its bank credit facility. The banks agreed to waive and amend the credit agreement and to modify the covenants for the remainder of the term of the agreement. In connection with this waiver and amendment, the banks required the Partnership to suspend the payment of quarterly distributions. This amendment allows the Partnership continued access to the credit facility.

The Partnership’s current credit agreement has a capacity of $50 million and was placed in November 2001. This facility expires November 28, 2002. NorthWestern Corporation (“NorthWestern”), the owner of the managing general partner and also owner of all outstanding subordinated units and 379,438 class B common units, has provided a guaranty in connection with this credit agreement should the Partnership not be able to meet its obligations.  With this guaranty, fees to NorthWestern of $2.3 million were accrued and warrants for 487,179 class B common units at an exercise price of $0.10 per unit were granted to NorthWestern for their guaranty of the debt.  Additional financing costs were paid to banks and other outside parties as consideration for the new credit facility.

Given the sale and discontinuance of certain CEG businesses, the Partnership believes the credit facility will be adequate to support the seasonal nature of its operations.  In addition, the suspension of the quarterly distribution through the termination date of the credit facility will provide additional liquidity to the Partnership during that period. After the termination of current the credit facility, on a quarterly basis, the Board of Directors will analyze the operating performance of the Partnership, capital expenditure needs, access to financing, the Partnership’s debt covenants, debt service requirements, prevailing economic, financial, business, weather and other factors, including the Partnership Agreement, to determine whether to make a distribution payment for that quarter and if so, at what level.

The Partnership has retained the services of Credit Suisse First Boston to pursue strategic options, including the possible sale or merger of the Partnership. The Partnership may pursue extending or replacing the credit facility, unless a merger or other appropriate strategic transaction has been concluded by the termination date of the facility. Any extension or replacement may require a guarantee from NorthWestern.  The Partnership has not received any commitment regarding an extension or replacement, nor has NorthWestern undertaken to provide a guarantee in connection therewith. The Partnership can give no assurances that an extension of the facility or a replacement facility can be obtained upon the expiration of the existing facility or, if so, whether the terms will be favorable to the Partnership. This effort is further complicated by the Partnership’s alternatives associated with the principal payments referred to in the following paragraph.

Principal payments of $14.3 and $27.5 million on the Partnership’s senior notes will become due in July 2003 and December 2003, respectively. Funds have not been established to pay these amounts, nor have commitments been obtained from financial institutions to fund or refinance these payments. The Partnership may or may not be able to fund these payments from operating cash flows. Therefore, the Partnership can give no assurances that funding will be available to meet these obligations.

The Partnership’s obligations under its Senior Note Agreements and Bank Credit Agreement are secured by a security interest in the Operating Partnership’s inventory, accounts receivable and certain customer storage tanks.  The Senior Note and Bank Credit Agreements contain various terms and covenants including financial ratio covenants with respect to debt and interest coverage and limitations, among others, on the ability of the Partnership and its subsidiaries to incur additional indebtedness, create liens, make investments and loans, and enter into mergers, consolidations or sales of all or substantially all assets.  The Senior Note ratios are incurrence tests to be met in order for the Partnership to incur additional ratably secured debt, with certain exceptions. In addition, other financial ratios must be met for the Partnership to pay the MQD without approval of the Senior Note holders. At March 31, 2002, the Partnership’s financial ratios were outside of the incurrence test thresholds; therefore the Partnership is currently precluded from borrowing additional parity senior secured debt until these financial ratios are within the thresholds stated in the agreements.

To the extent any of the foregoing transactions involved the offer or sale of a security, except as otherwise noted, they were done under Section 4(2) of the Securities Act of 1933 based, among other things, on representations and warranties made by the investors, the small numbers of investors solicited and the absence of any advertising or general solicitation.

Related Party Transactions

As noted above, NorthWestern has provided a guaranty of the Partnership’s credit facility and has received consideration for this guaranty from the Partnership.  In addition, the Partnership conducts transactions with NorthWestern as to commodity transactions as well as reimbursement of costs incurred for the benefit of the Partnership. The commodity transactions include the procurement of energy commodities utilized within NorthWestern’s operations. These are recorded as sales, with related cost of sales by the Partnership producing gross profit, which approximates similar transactions with third parties, that has been determined in advance of the procurement activity. The total gross profit realized by the Partnership from these activities is immaterial. In addition, the Partnership conducts transactions with NorthWestern for energy commodities that will either be sold to third parties or transferred back to the selling party, depending on business needs. These transactions are recorded at market value at the date of transfer and no sales, cost of sales or gross profit is recorded in connection with these transactions.

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

CORNERSTONE PROPANE PARTNERS, L.P. AND SUBSIDIARY

ITEM 3:

QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISKS

Risk

The Partnership has significant exposure to weather-related risk and limited exposure to technology risk, credit risk, interest rate risk, foreign currency risk, and commodity price risk. In the normal course of business, the Partnership employs various strategies and procedures to manage its exposure to changes in interest rates, fluctuations in the value of foreign currencies, and changes in commodity prices. The Partnership’s exposure to any of these risks is not materially different than as disclosed in the Partnership’s Annual Report on 10-K for the year ended June 30, 2001.

PART II. OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K

a)	Exhibits

None.

b)	Reports on Form 8-K:

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cornerstone Propane Partners, L.P.
(Registrant)

By:	Cornerstone Propane GP, Inc.
as Managing General Partner

By:	/s/ Richard D. Nye
Name:	Richard D. Nye
Title:	Vice President Finance & Administration and Acting Chief Financial Officer

Date:	May 14, 2002